Form 10-Q
period 1997-09-30
U S A FLORAL PRODUCTS INC
filed 1997-11-24
CIK 1043438

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                 _____________

                                   FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934


       For the quarterly period ended    September 30, 1997
                                      ------------------------

                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES
       EXCHANGE ACT OF 1943

       For the transition period from               to
                                      -------------    ----------------

                    Commission file number     000-23121
                                           -------------------

                          U.S.A. Floral Products, Inc.
                          ----------------------------

        Delaware                                                 52-2030697
--------------------------------------------------------------------------------
(State or other jurisdiction                                  (I.R.S. employer
of incorporation or organization)                            identification no.)

1025 Thomas Jefferson Street, N.W.,  Suite 600 West    Washington, DC   20007
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip code)


Registrant's telephone number, including area code   (202) 333-0800
                                                    ----------------------------

--------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

  Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes            No   X
                                        ------        ------


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  The number of shares outstanding of the registrant's Common Stock, par value $.001 per share (which is the only outstanding class of the registrant's common stock) was 9,594,050 shares at November 18, 1997.

                          U.S.A. FLORAL PRODUCTS, INC.
                          ----------------------------

                                     INDEX
                                     -----


PART I - FINANCIAL INFORMATION                                              PAGE

Item 1.  Financial Statements:  The Registrant                               1

         Balance Sheet at September 30, 1997                                 1

         Statement of Operations for the Three Months Ended
         September 30, 1997 and for the Period from
         Inception (April 22, 1997) to September 30, 1997                    2

         Notes to Financial Statements                                       5

         Financial Statements:  Predecessor Companies                        7

         The Roy Houff Company
         ---------------------

         Balance Sheet as of September 30, 1997                             10

         Statement of Operations for the Three and Nine
         Months Ended September 30, 1996 and 1997                           11

         Statement of Cash Flows for the Nine Months
         Ended September 30, 1996 and 1997                                  13

         CFX, Inc.
         ---------

         Balance Sheet as of September 30, 1997                             15

         Statement of Operations for the Three and Nine
         Months Ended September 30, 1996 and 1997                           16

         Statement of Cash Flows for the Nine Months
         Ended September 30, 1996 and 1997                                  18

         Bay State Florist Supply, Inc.
         -----------------------------

         Balance Sheet as of September 30, 1997                             20

         Statement of Operations for the Three and Nine
         Months Ended September 30, 1996 and 1997                           21

         Statement of Cash Flows for the Nine Months
         Ended September 30, 1996 and 1997                                  23

         Flower Trading Corporation
         --------------------------

         Condensed Balance Sheet as of September 30, 1997                   25

                                                                           PAGE
         Statement of Operations for the Three and Nine
         Months Ended September 30, 1996 and 1997                           26

         Statement of Cash Flows for the Nine Months
         Ended September 30, 1996 and 1997                                  28

         United Wholesale Florists, Inc.
         -------------------------------

         Condensed Balance Sheet as of September 30, 1997                   30

         Condensed Statement of Operations for the Three
         Months Ended September 30, 1996 and 1997                           31

         Condensed Statement of Cash Flows for the Three Months
         Ended September 30, 1996 and 1997                                  33


         American Florist Supply, Inc.
         -----------------------------

         Balance Sheet as of September 30, 1997                             35

         Statement of Operations for the Three and Nine
         Months Ended September 30, 1996 and 1997                           36

         Statement of Cash Flows for the Nine Months
         Ended September 30, 1996 and 1997                                  38


         Monterey Bay Bouquet, Inc.
         --------------------------

         Condensed Balance Sheet as of September 30, 1997                   40

         Condensed Statement of Operations for the Three and Nine
         Months Ended September 30, 1996 and 1997                           41

         Condensed Statement of Cash Flows for the Nine Months
         Ended September 30, 1996 and 1997                                  43

         Alpine Gem Flower Shippers, Inc.
         --------------------------------

         Condensed Balance Sheet as of September 30, 1997                   45

         Condensed Statement of Operations for the Three and Nine
         Months Ended September 30, 1996 and 1997                           46

         Condensed Statement of Cash Flows for the Nine Months
         Ended September 30, 1996 and 1997                                  48

Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition                                            50

Signatures

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1. Financial Statements

                          U.S.A. FLORAL PRODUCTS, INC.


                                 BALANCE SHEET

                                  (unaudited)

                            AS OF SEPTEMBER 30, 1997

                                (in thousands)

                                                       USA
                                                      Floral      Pro Forma
                                                  Products, Inc.   Combined
                                                  --------------  ----------
ASSETS

Cash and cash equivalents......................         $   78    $ 26,800
Accounts receivable, net.......................                     17,252
Inventories....................................                      5,798
Due from related parties.......................                        369
Due from stockholders..........................                          6
Prepaid expenses and other.....................          2,214       1,737
                                                        ------    --------
   Total current assets........................          2,292      51,962
Property and equipment, net....................                      9,537
Due from related parties.......................                         10
Deferred taxes.................................                        195
Goodwill, net..................................                     44,065
Other assets...................................                      1,161
                                                        ------    --------
   Total assets................................         $2,292    $106,930
                                                        ======    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term debt................................                   $  2,257
Notes payable to stockholders..................                         19
Accounts payable and accrued expenses..........         $2,000      12,620
Due to related parties.........................                        292
Income taxes payable...........................                      1,375
                                                        ------    --------
   Total current liabilities...................          2,000      16,563

Long-term debt.................................                      3,796
Other..........................................                        546
                                                        ------    --------
   Total liabilities...........................          2,000      20,905

Stockholders' equity:
 Common stock, $.001 par, 100,000,000 shares
  authorized, 2,400,000 issued.................              2          10
 Additional paid-in capital....................            400      86,125
 Retained earnings.............................           (110)       (110)
   Total stockholders' equity..................            292      86,025
                                                        ------    --------
   Total liabilities and stockholders' equity..         $2,292    $106,930
                                                        ======    ========




  The accompanying notes are an integarl part of these financial statements.

                          U.S.A. FLORAL PRODUCTS, INC.


                            STATEMENT OF OPERATIONS

                                  (unaudited)

                      (in thousands, except share amounts)

                                              USA Floral                             Pro Forma Combined
                                      ---------------------------------  ----------------------------------------------------
                                                            April 22
                                      Three Months Ended  (inception)-       Three Months Ended          Nine Months Ended
                                         September 30,    September 30,         September 30,               September 30,
                                      ------------------  -------------  ------------------------  ---------------------------
                                              1997             1997           1996         1997           1996          1997
                                      ------------------  -------------  -----------  -----------  --------------  -----------
Net sales.............................                                    $   35,362   $   36,480      $  132,631   $  139,495
Cost of sales.........................                                        25,024       25,687          95,147       99,324
                                                                          ----------   ----------      ----------   ----------
   Gross margin.......................                                        10,338       10,793          37,484       40,171
Selling, general and administrative...              $ 80          $110         9,920       10,077          31,572       32,167
Goodwill amortization.................                                           272          272             817          817
                                               ----------    ----------   ----------   ----------      ----------   ----------
   Income (loss) from operations......               (80)         (110)          146          444           5,095        7,187
Other (income) expense:
 Interest expense.....................                                           131          143             439          483
 Interest income......................                                          (102)         (75)           (263)        (237)
 Other, net...........................                                          (104)        (120)           (540)        (374)
                                               ----------    ----------   ----------   ----------      ----------   ----------
Income (loss) before income taxes.....               (80)         (110)          221          496           5,459        7,315
Provision for income taxes............                                           197          307           2,510        3,253
                                               ----------    ----------   ----------   ----------      ----------   ----------
Net income (loss).....................              $(80)        $(110)   $       24   $      189      $    2,949   $    4,062
                                               ==========    ==========   ==========   ==========      ==========   ==========
Net income per share..................                                         $0.00        $0.02           $0.38        $0.52
                                                                          ==========   ==========      ==========   ==========
Shares used in computing pro
  forma net income per share (1)......                                     7,738,819    7,738,819       7,738,819    7,738,819
                                                                          ==========   ==========      ==========   ==========



  The accompanying notes are an integral part of these financial statements.

                          U.S.A. FLORAL PRODUCTS, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY

                      (in thousands, except share amounts)

                                  (unaudited)





                                          Common Stock      Additional                    Total
                                      --------------------   Paid-in    Accumulated   Stockholders'
                                        Shares    Amount     Capital      Deficit        Equity
                                      ---------  ---------  ----------  -----------   -------------
Balance, April 1997.................          -   $    -     $      -      $     -       $       -

  Stock issued......................  2,400,000        2          400                          402
  Net loss for period April 22
   (inception) to September 30, 1997.                                         (110)           (110)
                                      ---------   ------      -------      -------       ---------
Balance, September 30, 1997.........  2,400,000   $    2      $   400      $  (110)      $     292
                                      =========   ======      =======      =======       =========




   The accompanying notes are an integral part of these financial statements.

                          U.S.A. FLORAL PRODUCTS, INC.

                            STATEMENT OF CASH FLOWS

                                 (in thousands)

                                                              April  22
                                                            (inception)-
                                                            September 30,
                                                                 1997
                                                            -------------
                                                             (unaudited)
Cash flows from operating activities:
 Net loss...................................................  $  (110)
 Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Change in operating assets and liabilities:
   (Increase) in deferred offering costs....................   (2,214)
   Increase in Accrued expenses.............................    2,000
                                                              -------

      Net cash used in operating activities.................     (324)
Cash flows from financing activities:
 Issuance of common stock...................................      402
                                                              -------
      Net cash provided by financing activities.............      402
Net increase (decrease) in cash and cash equivalents........       78
Cash and cash equivalents--beginning of period..............        -
                                                              -------
Cash and cash equivalents--end of period....................  $    78
                                                              =======




   The accompanying notes are an integral part of these financial statements.

                          U.S.A. FLORAL PRODUCTS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                 (in thousands)



NOTE 1--GENERAL

  USA Floral Products, Inc. ("USA Floral") was founded in April 1997 to create a national consolidator and operator of floral products distribution businesses. On October 10, 1997 USA Floral commenced an initial public offering of common stock (the "Offering"). At that same time , USA Floral acquired the Founding Companies using cash and Common Stock (the "Acquisitions"). The closing of the Acquisitions and the Offering occurred on October 16, 1997.

  For financial statement purposes, USA Floral has been identified as the accounting acquirer. Accordingly, the historical financial statements represent those of USA Floral prior to the Acquisitions and the Offering. The Acquisitions were accounted for using the purchase method of accounting.

  The pro forma financial information for the three months and nine months ended September 30, 1996 and September 30, 1997, includes the results of USA Floral combined with the Founding Companies as if the Acquisitions had occurred on January 1 of each respective period. This pro forma combined financial information includes the effects of (a) the Acquisitions, (b) the Offering, (c) establishment of liability for S Corporation distributions to be paid in connection with the merger and to reflect normal S Corporation distributions which occurred subsequent to September 30, 1997 (d) certain reductions in salaries, bonuses and benefits to the former owners of the Founding Companies which they agreed would take effect as of the Acquisitions (e) amortization of goodwill resulting from the Acquisitions (f) the interest expense, depreciation, rental expense and real estate tax expense on real estate purchased from and distributed to certain stockholders of the Founding Companies.

  The pro forma adjustments are based on estimates, available information and certain assumptions and may be revised as additional information becomes available. The pro forma financial data do not purport to represent what USA Floral's financial position or results of operations would actually have been if such transactions in fact had occurred on those dates and are not necessarily representative of USA Floral's financial position or results of operations for any future period. Since the Founding Companies were not under common control or management, historical combined results may not be comparable to, or indicative of, future performance.

  The regulations for unaudited interim financial statements such as those in this report allow certain information and footnotes required by generally accepted accounting principles for year end financial statements to be excluded. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. These interim statements should be read in conjunction with the financial statements and related notes included in the Company's Registration Statement on Form S-1 (File No. 39969) (the "Registration Statement").


NOTE 2--ACQUISITION OF FOUNDING COMPANIES

  The following table sets forth the consideration paid (a) in cash and (b) in shares of Common Stock to the common stockholders of each of the Founding Companies, the allocation of the Consideration to net assets acquired and resulting goodwill. For purposes of computing the estimated purchase price for accounting purposes, the value of shares is based upon the initial public offering price of $13. The total Purchase Consideration does not reflect:
(i) certain S Corporation distributions totaling $4,596 constituting substantially all of the undistributed earnings of the Founding Companies that are S Corporations to their stockholders and tax payments on current earnings of such Founding Companies ("S Corporation Distributions"), (ii) the assumption of an estimated tax liability of approximately $0.5 million of one of the Founding Companies or (iii) contingent consideration related to earn out arrangements included in the definitive agreements for American Florist and Monterey Bay. These arrangements provide for the Company to pay additional Consideration of up to $0.5 million in cash and shares of common stock with an aggregate value of $5.4 million, based on 1997 earnings before interest and taxes.

  The purchase price has been allocated to the Company's historical assets and liabilities based on their respective carrying values, with the exception of acquired property at certain of the entities, as these carrying values are deemed to represent fair market value of these assets and liabilities. The fair market value of the properties acquired was determined via an independent valuation by a third party. Additionally, adjustments have been made for S Corporation distributions subsequent to September 30, 1997, debt assumed as part of property purchased and the establishment of deferred income tax liabilities and assets assumed in the transactions for purposes of determining the excess of the purchase price over the net assets acquired. The Company does not anticipate that the final allocation of purchase price will differ significantly from that presented.

                          U.S.A. FLORAL PRODUCTS, INC.

           NOTES TO UNAUDITED PRO FORMA COMBINED FINANCIAL STATEMENTS

                      (in thousands, except share amounts)


                                               Shares of   Values                   Net
                                                Common       of       Total        Assets
                                       Cash     Stock     Shares   Consideration  Acquired  Goodwill
                                      -------  ---------  -------  -------------  --------  --------
Roy Houff........................     $11,000                            $11,000   $ 4,678   $ 6,322
CFX, Inc.........................       5,790    250,000  $ 3,250          9,040     1,213     7,827
Bay State........................       6,000    495,550    6,442         12,442     4,399     8,043
Flower Trading...................       5,900    160,000    2,080          7,980     1,434     6,546
United Wholesale Florists, Inc...       4,773    268,500    3,491          8,264     2,348     5,916
American Florist Supply, Inc.....       4,800                              4,800       580     4,220
Monterey Bay.....................       2,500                              2,500       679     1,821
Alpine Gem.......................       1,600    160,000    2,080          3,680       810     2,870
                                      -------  ---------  -------        -------   -------  --------
   Total.........................     $42,363  1,334,050  $17,343        $59,706   $16,141   $43,565
                                      =======  =========  =======        =======   =======  ========




NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  There were no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, refer to the Notes to Financial Statements of USA Floral and each of the Founding Companies included in the Registration Statement.

                          U.S.A. FLORAL PRODUCTS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                 (in thousands)


NOTE 4--CREDIT FACILITY

  In October 1997, the Company entered into an agreement with a syndicate of lenders for whom Bankers Trust (BT) is agent, pursuant to which the lenders will provide the Company a $100.0 million Credit Facility. Amounts outstanding under the Credit Facility are to bear interest, at the Company's option, at BT's base rate plus and applicable margin of up to 0.625% or a eurodollar rate plus an applicable margin of up to 1.875%.

  The Credit Facility will be used to fund acquisitions, capital expenditures and working capital requirements. Under the terms of the Credit Facility the Company is required to comply with various affirmative and negative covenants including restrictions on mergers, acquisitions, dispositions and similar transactions within certain parameters, sale-leaseback transactions, lease payments, dividends, voluntary prepayments and amendments of other debt, transactions with affiliates, investments, creation of liens, capital expenditures and material amendments of organization documents, as well as various financial covenants customary for transaction of this type, including ratios of total debt to cash flow and cash flow to fixed charges.

NOTE 5--CAPITAL STOCK

  On October 10, 1997 USA Floral sold 5,750,000 shares of Common Stock to the public at $13.00 per share (the Offering). The net proceeds to USA Floral from the Offering (after deducting underwriting commissions and offering expenses) were approximately $63,582,500. Of this amount, $42,363,000 was used to pay the cash portion of the purchase prices of the Founding Companies. An additional $4 million was paid for S-corporation distributions for CFX.


NOTE 6--EARNINGS PER SHARE

  For historical periods through September 30, 1997, USA Floral's results of operations compared to its Common Stock result in earnings per share amounts that are not meaningful. As a result, historical earnings per share for these periods have not been presented.

  The computation of pro forma net income per share for the three months and nine months ended September 30, 1997 is based on 7,738,819 shares of Common Stock outstanding, which is calculated as follows:



  Shares issued upon formation of USA Floral................................  2,400,000

  Shares issued in consideration for Acquisitions of Founding Companies.....  1,334,050
  Shares sold pursuant to the Offering......................................  5,750,000
  Shares related to the dilution attributable to options granted............     48,077
                                                                             ----------
      Subtotal..............................................................  9,532,127
  Less shares sold in the offering that were not used for the cash portion of the Acquisitions...................................................... (1,793,308)
                                                                             ----------
                                                                              7,738,819
                                                                             ==========

                          U.S.A. FLORAL PRODUCTS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                 (in thousands)



NOTE 7--INCOME TAXES


  Prior to the Acquisitions, certain Founding Companies' stockholders were taxed under the provisions of Subchapter S of the Internal Revenue Code. Under these provisions, the Stockholders paid income taxes on their proportionate share of such Founding Company's earnings. Because the stockholders were taxed directly, the Founding Company paid no federal income tax and only certain state income taxes. Upon consummation of the Aquisitions, the Founding Companies will begin to pay federal corporate and state corporate income taxes.

  The Company intends to file a consolidated federal income tax return which includes the operations of the Founding Companies for periods subsequent to the acquisition date. The Founding Companies will each file a "short period" federal income tax return through their respective acquisition dates.

  The provision for income taxes included in the pro forma statements of operation for the three months and nine months ended September 30, 1996 and 1997 is an estimate of the federal and state taxes that would have been applicable to the Company had the Acquisitions occurred at the Beginning of each respective period. The tax rates indicated by these provisions differ from statutory rates primarily because amortization of goodwill related to the Acquisitions is not deductible for tax purposes.

NOTE 8--COMMITMENTS AND CONTINGENCIES

  The Company is involved in various legal proceedings that have arisen in the ordinary course of business. The Company does not believe that any of these proceedings will have a material adverse effect on the financial position or results of operations of the Company.

NOTE 9--NEW ACCOUNTING PRONOUNCEMENTS

  In February 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"). For the Company, SFAS No. 128 will be effective for the year ended December 31, 1997. SFAS No. 128 simplifies the standards required under current accounting rules for computing earnings per share and replaces the presentation of primary earnings per share and fully diluted earnings per share with a presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS"). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. Diluted EPS is computed similarly to fully diluted earnings per share under current accounting rules. The implementation of SFAS No. 128 is not expected to have a materiel effect on the Company's earnings per share as determined under current accounting rules.

                             THE ROY HOUFF COMPANY

                                 BALANCE SHEET

                      (in thousands, except share amounts)


                                                                       December 31,  September 30,
                                                                          1996           1997
                                                                     --------------  -------------
                                                                                      (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents........................................        $  210
 Accounts receivable, net.........................................         3,604         $3,186
 Inventory........................................................         1,118          1,315
 Prepaid expenses and other current assets........................           211            239
 Advances to stockholder..........................................            88
                                                                          ------         ------
   Total current assets...........................................         5,231          4,740
Property and equipment, net.......................................         2,045          1,776
                                                                          ------         ------
   Total assets...................................................        $7,276         $6,516
                                                                          ======         ======

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
 Bank line of credit..............................................        $  400         $  200
 Notes payable--current...........................................           120            120
 Accounts payable.................................................         3,519          2,896
 Accrued expenses.................................................           657            495
 Due to related parties...........................................           124             16
                                                                          ------         ------
   Total current liabilities......................................         4,820          3,727
Notes payable, net of current maturities..........................           450            360
Commitments and contingencies
Stockholder's equity:
 Common stock, no par value; 10,000 shares authorized; 50 shares
  issued and outstanding..........................................           425            425
 Retained earnings................................................         1,581          2,004
                                                                          ------         ------
   Total stockholder's equity.....................................         2,006          2,429
                                                                          ------         ------
   Total liabilities and stockholder's equity.....................        $7,276         $6,516
                                                                          ======         ======




   The accompanying notes are an integral part of these financial statements.

                             THE ROY HOUFF COMPANY

                            STATEMENT OF OPERATIONS

                                 (in thousands)



                                                         Three Months Ended   Nine Months Ended
                                                            September 30,      September 30,
                                                           ----------------  ------------------
                                                            1996     1997      1996      1997
                                                           -------  -------  --------  --------
                                                                     (unaudited)
Net sales................................................  $7,903   $7,364   $30,068   $27,774

Cost of sales............................................   5,146    4,799    19,839    18,003
                                                           ------   ------   -------   -------
   Gross margin..........................................   2,757    2,565    10,229     9,771
Selling, general and administrative expenses.............   2,945    2,635     9,478     8,559
                                                           ------   ------   -------   -------
   Operating income......................................    (188)     (70)      751     1,212
Other (income) expense:
 Interest expense........................................      24       18        82        58
 Interest income.........................................     (17)      (3)      (29)      (13)
 Other, net..............................................     (44)     (50)     (194)      (97)
                                                           ------   ------   -------   -------
Income before provision for income taxes.................    (151)     (35)      892     1,264
Provision for income taxes...............................
                                                           ------   ------   -------   -------
Net income...............................................  $ (151)  $  (35)  $   892   $ 1,264
                                                           ======   ======   =======   =======
Unaudited pro forma information:
 Pro forma net income before provision for income taxes..  $ (151)  $  (35)  $   892   $ 1,264
 Provision for income taxes..............................     (60)     (14)      357       506
                                                           ------   ------   -------   -------
Pro forma income.........................................  $  (91)  $  (21)  $   535   $   758
                                                           ======   ======   =======   =======




   The accompanying notes are an integral part of these financial statements.

                             THE ROY HOUFF COMPANY

                       STATEMENT OF STOCKHOLDER'S EQUITY

                      (in thousands, except share amounts)




                                                    Common Stock                 Total
                                                  ----------------  Retained  Stockholders'
                                                  Shares    Amount  Earnings     Equity
                                                  ------    ------  --------  ------------

Balance at December 31, 1996...............           50      $425    $1,581       $2,006

 Net income (unaudited)....................                            1,264        1,264
 Dividends paid (unaudited)................                             (841)        (841)
                                                  ------    ------    ------       ------
Balance at September 30, 1997 (unaudited)..           50      $425    $2,004       $2,429
                                                  ======    ======    ======       ======



   The accompanying notes are an integral part of these financial statements.

                             THE ROY HOUFF COMPANY

                            STATEMENT OF CASH FLOWS

                                 (in thousands)


                                                                      Nine Months Ended
                                                                         September 30,
                                                                       -----------------
                                                                         1996      1997
                                                                       -------   -------
                                                                         (unaudited)
Cash flows from operating activities:
 Net income...................................................         $  892    $ 1,264
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization...............................            392        361
  Loss on disposal of fixed assets............................                       102
  Change in operating assets and liabilities:
   Accounts receivable........................................            532        417
   Inventory..................................................            (78)       (29)
   Prepaid expenses and other current assets..................           (131)      (196)
   Due to affiliate...........................................           (108)        12
   Accounts payable and accrued expenses......................           (250)      (784)
                                                                       ------    -------
      Net cash provided by operating activities...............          1,249      1,147
Cash flows from investing activities:
 Purchases of property and equipment..........................           (465)      (202)
 Proceeds from disposal of property and equipment.............                         8
                                                                       ------    -------
      Net cash used in investing activities...................           (465)      (194)
Cash flows from financing activities:
 Repayments to stockholder....................................            312         88
 Borrowings (repayments) under line of credit agreement, net..           (667)      (320)
 Proceeds from notes payable..................................            183
 Payments of notes payable....................................                       (90)
 Stockholder dividends........................................           (629)      (841)
                                                                       ------    -------
      Net cash used in financing activities...................           (801)    (1,163)
Net increase (decrease) in cash and cash equivalents..........            (17)      (210)
Cash and cash equivalents--beginning of period................             67        210
                                                                       ------    -------
Cash and cash equivalents--end of period......................         $   50    $     0
                                                                       ======    =======
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest.....................         $   82    $    58
 Cash paid during the period for income taxes.................         $   13    $    13




   The accompanying notes are an integral part of these financial statements.

                             THE ROY HOUFF COMPANY

                          NOTES TO FINANCIAL STATMENTS

                                  (unaudited)



NOTE 1--BUSINESS ORGANIZATION

  Founded in 1977, The Roy Houff Company ("Houff") is a distributor of perishable floral products and floral-related hardgoods, operating from seven locations in Illinois, Virginia and Arizona. Houff purchases floral products from importers, brokers and shippers and sells them to retail florists and mass marketers.


Note 2--BASIS OF PRESENTATION

  On October 16, 1997, Houff merged with a wholly-owned subsidiary of U.S.A. Floral Products, Inc. Houff is a predecessor company to U.S.A. Floral Products, Inc.

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles. The interim financial information, while unaudited, reflects all normal recurring adjustments which are, in the opinion of management necessary for a fair presentation of the interim financial statements. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the U.S.A. Floral Products, Inc. Form S-1 Registration Statement.

                                   CFX, INC.

                                 BALANCE SHEET

                     (in thousands, except share amounts)


                                                                      December 31,  September 30,
                                                                          1996           1997
                                                                      ------------  --------------
                                                                                      (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents..........................................        $1,385         $  723
 Accounts receivable, net...........................................         3,242          3,611
 Due from related parties...........................................           397            770
 Prepaid expenses and other current assets..........................            78            110
 Advances to growers................................................           145            553
                                                                            ------         ------
   Total current assets.............................................         5,247          5,767
Property and equipment, net.........................................           402            411
Other assets:
 Due from related parties...........................................                           10
 Cash surrender value--life insurance...............................           207            207
 Deposits...........................................................            13            151
 Advances to stockholders...........................................           428            602
 Advances to growers................................................           175
 Other..............................................................             2              2
                                                                            ------         ------
   Total assets.....................................................        $6,474         $7,150
                                                                            ======         ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Line of credit.....................................................        $    1         $    1
 Current maturities of notes payable................................            16             21
 Accounts payable...................................................           548            141
 Accrued expenses...................................................         1,835          1,617
 Due to related party growers.......................................           316
                                                                            ------         ------
   Total current liabilities........................................         2,716          1,780
Notes payable, net of current maturities............................            21              7
Commitments and contingencies
Stockholders' equity:
 Common stock $5.00 par value; 1,000 shares authorized; 600 shares
  issued and outstanding............................................             3              3
 Additional paid-in capital.........................................            57             57
 Retained earnings..................................................         3,677          5,303
                                                                            ------         ------
   Total stockholders' equity.......................................         3,737          5,363
                                                                            ------         ------
   Total liabilities and stockholders' equity.......................        $6,474         $7,150
                                                                            ======         ======




   The accompanying notes are an integral part of these financial statements.

                                   CFX, INC.

                            STATEMENT OF OPERATIONS

                                (in thousands)


                                                           Three Months Ended             Nine Months Ended
                                                               September 30,                September 30,
                                                           ------------------             -----------------
                                                            1996        1997               1996       1997
                                                           ------      ------             -------   -------
                                                                             (unaudited)
Net sales (includes sales to related parties of $2,420,
  $3,121 and $3,859).....................................    $7,110     $7,118             $27,695   $29,972
Cost of sales (includes purchases from related parties
  of $9,081, $9,644 and $12,263).........................     5,465      5,463              21,496    23,222
                                                             ------     ------             -------   -------
   Gross margin..........................................     1,645      1,655               6,199     6,750
Selling, general and administrative expenses.............     1,742      1,553               6,991     5,210
                                                             ------     ------             -------   -------
   Operating income (loss)...............................       (97)       102                (792)    1,540
Other (income) expense:
 Interest income (net)...................................       (27)       (22)                (78)      (55)
 Other, net..............................................        (1)        (5)                (94)      (31)
                                                             ------     ------             -------   -------
   Net income (loss).....................................    $  (69)    $  129             $  (620)  $ 1,626
                                                             ======     ======             =======   =======
Unaudited pro forma information:
 Pro forma net income (loss) before provision (benefit)
  for income taxes.......................................    $  (69)    $  129             $  (620)  $ 1,626
 Provision (benefit) for income taxes....................       (28)        52                (248)      650
                                                             ------     ------             -------   -------
 Pro forma income (loss).................................    $  (41)    $   77             $  (372)  $   976
                                                             ======     ======             =======   =======




   The accompanying notes are an integral part of these financial statements.

                                   CFX, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY

                     (in thousands, except share amounts)


                                  Common Stock   Additional               Total
                                 --------------   Paid-in    Retained  Stockholders'
                                 Shares  Amount   Capital    Earnings     Equity
                                 ------  ------  ----------  --------  -------------
Balance at December 31, 1996...     600      $3         $57    $3,677         $3,737
  Net income (unaudited).......                                 1,626          1,626
                                    ---      --         ---    ------         ------
Balance at September 30, 1997
  (unaudited)..................     600      $3         $57    $5,303         $5,363
                                    ===      ==         ===    ======         ======


   The accompanying notes are an integral part of these financial statements.

                                   CFX, INC.


                            STATEMENT OF CASH FLOWS

                                (in thousands)


                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                    -----------------
                                                                                       1996     1997
                                                                                    -------    ------
                                                                                        (unaudited)
Cash flows from operating activities:
 Net income (loss)......................................................            $  (620)  $1,626
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization.........................................                168      141
  Unrealized/realized loss (gain) on marketable trading securities......                (89)
  Gain on disposal of property, plant and equipment.....................                 (1)
  Proceeds on sale of marketable trading securities.....................                966
  Changes in operating assets and liabilities:
   Accounts receivable..................................................               (252)    (369)
   Prepaid expenses and other current assets............................                 26      (32)
   Other assets.........................................................               (127)    (138)
   Accounts payable and accrued expenses................................              2,772     (625)
   Due from/to related parties..........................................             (1,121)    (699)
                                                                                    -------   ------
      Net cash provided by operating activities.........................              1,722      (96)
Cash flows from investing activities:
 Advances to growers....................................................               (358)    (233)
 Decrease in certificate of deposit.....................................               (164)    (150)
 Advances to stockholders...............................................                        (174)
 Repayments from stockholders...........................................                673
                                                                                    -------   ------
      Net cash provided by (used in) investing activities...............                151      557
Cash flows from financing activities:
 Repayments of long-term debt...........................................                255       (9)
 Stockholder dividends..................................................               (146)
                                                                                    -------   ------
      Net cash provided by (used in) financing activities...............                109       (9)
Net increase (decrease) in cash and cash equivalents....................              1,982     (662)
Cash and cash equivalents--beginning of period..........................                105    1,385
                                                                                    -------   ------
Cash and cash equivalents--end of period................................            $ 2,087   $  723
                                                                                    =======   ======
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest...............................            $     1   $   13





   The accompanying notes are an integral part of these financial statements.

                                   CFX, INC.

                         NOTES TO FINANCIAL STATMENTS

                                  (unaudited)

NOTE 1--BUSINESS ORGANIZATION

  Founded in 1974, CFX, Inc. ("CFX") is an importer and distributor of perishable floral products operating from one location in Florida. CFX imports flowers from farms located primarily in Columbia and Ecuador, and distributes them throughout the United States to wholesale distributors and mass market retailers.


Note 2--BASIS OF PRESENTATION

  On October 16, 1997, CFX sold substantially all of its assets and liabilities to U.S.A. Floral Products, Inc. CFX is a predecessor company to U.S.A. Floral Products, Inc.

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles. The interim financial information, while unaudited, reflects all normal recurring adjustments which are, in the opinion of management necessary for a fair presentation of the interim financial statements. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the U.S.A. Floral Products, Inc. Form S-1 Registration Statement.

                        BAY STATE FLORIST SUPPLY, INC.

                                 BALANCE SHEET

                     (in thousands, except share amounts)

                                                                     December 31,   September 30,
                                                                         1996            1997
                                                                     -------------  --------------
ASSETS                                                                               (unaudited)
Current assets:
 Cash and cash equivalents.........................................        $  791          $  651
 Accounts receivable, net..........................................         3,413           3,421
 Inventory.........................................................         1,701           2,072
 Due from related parties..........................................           559
 Prepaid expenses and other current assets.........................           165             353
                                                                           ------          ------
   Total current assets............................................         6,629           6,497
Property and equipment, net........................................         1,505           1,578
Cash surrender value--life insurance...............................           364             364
Other assets.......................................................            13              13
                                                                           ------          ------
   Total assets....................................................        $8,511          $8,452
                                                                           ======          ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Note payable to bank..............................................        $  200          $  212
 Current maturities of long-term debt..............................            50              69
 Accounts payable..................................................         1,701           1,776
 Accrued expenses..................................................           336             323
                                                                           ------          ------
   Total current liabilities.......................................         2,287           2,380
Note payable, net of current maturities............................           358             433
Commitments and contingencies (Note 6)
Other long-term liabilities........................................           400             400
Stockholders' equity:
 Common stock $0.01 par value; 500,000 shares authorized; 461,840
  shares issued and outstanding....................................             5               5
 Additional paid-in capital........................................           376             376
 Retained earnings.................................................         5,561           5,334
 Less: Treasury stock..............................................          (476)           (476)
                                                                           ------          ------
   Total stockholders' equity......................................         5,466           5,239
                                                                           ------          ------
   Total liabilities and stockholders' equity......................        $8,511          $8,452
                                                                           ======          ======




   The accompanying notes are an integral part of these financial statements.

                        BAY STATE FLORIST SUPPLY, INC.

                            STATEMENT OF OPERATIONS

                                (in thousands)



                                                            Three Months Ended      Nine Months Ended
                                                               September 30,           September 30,
                                                           --------------------     ------------------
                                                             1996       1997          1996      1997
                                                           ---------  ---------     --------  --------
                                                                              (unaudited)
Net sales................................................    $6,133     $5,998       $22,545   $22,373
Cost of sales............................................     4,054      3,977        15,333    15,057
                                                             ------     ------       -------   -------
   Gross margin..........................................     2,079      2,021         7,212     7,316
Selling, general and administrative expenses.............     2,159      1,996         6,666     6,552
                                                             ------     ------       -------   -------
Operating income.........................................       (80)        25           546       764
Other (income) expense:
 Interest expense........................................         8         11            25        36
 Interest income.........................................       (10)       (14)          (30)      (37)
 Other, net..............................................       (45)       (38)         (178)     (128)
                                                             ------     ------       -------   -------
 Income before income taxes..............................       (33)        66           729       893
Provision for income taxes...............................        (2)        10            59        80
                                                             ------     ------       -------   -------
Net income...............................................    $  (31)    $   56       $   670   $   813
                                                             ======     ======       =======   =======
Unaudited pro forma information:
 Pro forma net income before provision for income taxes..    $  (33)    $   66       $   729   $   893
 Provision for income taxes..............................       (13)        26           292       357
                                                             ------     ------       -------   -------
 Pro forma income (see Note 2)...........................    $  (20)    $   40       $   437   $   536
                                                             ======     ======       =======   =======




   The accompanying notes are an integral part of these financial statements.

                        BAY STATE FLORIST SUPPLY, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY

                     (in thousands, except share amounts)



                                  Common Stock    Additional                            Total
                                 ---------------    Paid-in    Retained   Treasury   Stockholders'
                                 Shares   Amount    Capital    Earnings     Stock       Equity
                                 -------  ------  ----------  ---------  ---------  --------------
Balance at December 31, 1996...  461,840   $  5    $    376    $ 5,561      $(476)        $ 5,466
  Net income (unaudited).......                                    813                        813
  Dividends paid (unaudited)...                                 (1,040)                    (1,040)
                                 -------   ----    --------    -------      -----          -------
Balance at September 30, 1997
  (unaudited)..................  461,840   $  5    $    376    $ 5,334      $(476)        $ 5,239
                                 =======   ====    ========    =======      =====         =======




   The accompanying notes are an integral part of these financial statements.

                        BAY STATE FLORIST SUPPLY, INC.

                            STATEMENT OF CASH FLOWS

                                (in thousands)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                           -----------------
                                                                             1996      1997
                                                                            -----      -----
                                                                              (unaudited)
Cash flows from operating activities:
 Net income...................................................              $ 670    $   813
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation................................................                167        100
  Change in operating assets and liabilities:
   Accounts receivable........................................                 56        353
   Inventory..................................................               (988)      (370)
   Prepaid expenses and other current assets..................                 89       (203)
   Accounts payable and accrued expenses......................                583         77
                                                                            -----    -------
   Due from/to related parties................................
      Net cash provided by (used in) operating activities.....                577        770
Cash flows from investing activities:
 Purchases of property and equipment..........................               (248)      (173)
 Repayments from related parties..............................                           198
 Advances to related parties..................................                (36)
 Cash surrender value of life insurance.......................
                                                                            -----    -------
      Net cash used in investing activities...................               (284)        25
Cash flows from financing activities:
 Proceeds from issuance of long-term debt.....................                           106
 Payments of long-term debt...................................                (41)
 Issuance of common stock.....................................
 Purchase of treasury stock...................................
 Stockholder dividends........................................               (526)    (1,040)
                                                                            -----    -------
      Net cash used in financing activities...................               (567)      (934)
Net increase (decrease) in cash and cash equivalents..........               (274)      (140)
Cash and cash equivalents--beginning of period................                795        791
                                                                            -----    -------
Cash and cash equivalents--end of period......................              $ 521    $   651
                                                                            =====    =======
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest.....................              $  25    $    36




   The accompanying notes are an integral part of these financial statements.

                        BAY STATE FLORIST SUPPLY, INC.

                         NOTES TO FINANCIAL STATMENTS

                                  (unaudited)

NOTE 1--BUSINESS ORGANIZATION

  Founded in 1952, Bay State Florist Supply, Inc. ("Bay State") is a wholesale distributor of perishable floral products and floral-related hardgoods, operating from six locations in Massachusetts, New York, New Hampshire, Connecticut and Rhode Island.

Note 2--BASIS OF PRESENTATION

  On October 16, 1997, Bay State sold substantially all of its assets and liabilities to U.S.A. Floral Products, Inc. Bay State is a predecessor company to U.S.A. Floral Products, Inc.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles. The interim financial information, while unaudited, reflects all normal recurring adjustments which are, in the opinion of management necessary for a fair presentation of the interim financial statements. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the U.S.A. Floral Products, Inc. Form S-1 Registration Statement.

                          FLOWER TRADING CORPORATION

                          CONSOLIDATED BALANCE SHEET

                     (in thousands, except share amounts)

                                                                     December 31,  September 30,
                                                                         1996           1997
                                                                     ------------  --------------
                                                                                     (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents.........................................        $   70         $1,007
 Accounts receivable, net..........................................         2,747          2,157
 Officers, employees and related party receivables.................            38
 Other receivables.................................................            10             74
 Inventory.........................................................            52             41
 Prepaid expenses and other current assets.........................           171            131
                                                                           ------         ------
   Total current assets............................................         3,088          3,410
Property and equipment, net........................................           330            360
Cash surrender value--life insurance...............................            44             44
Deferred income taxes..............................................            79             90
Other assets.......................................................           110             61
                                                                           ------         ------
   Total assets....................................................        $3,651         $3,965
                                                                           ======         ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Bank line of credit...............................................        $  200
 Notes payable--current............................................           112         $  104
 Trade accounts payable............................................           669            724
 Trade accounts payable due to affiliates..........................           532            292
 Other accounts payable and accrued expenses.......................           277            265
 Income taxes payable..............................................                          302
                                                                           ------         ------
   Total current liabilities.......................................         1,790          1,687
Notes payable, net of current maturities...........................           391            313
Deferred income taxes..............................................                           31
                                                                           ------         ------
   Total liabilities...............................................         2,181          2,031
Commitments and contingencies
Stockholders' equity:
 Common stock, $1.00 par value; 150,000 shares authorized, issued
  and outstanding..................................................           150            150
 Additional paid-in capital........................................           328            328
 Retained earnings.................................................           992          1,456
                                                                           ------         ------
   Total stockholders' equity......................................         1,470          1,934
                                                                           ------         ------
   Total liabilities and stockholders' equity......................        $3,651         $3,965
                                                                           ======         ======




  The accompanying notes are an integral part of these consolidated financial statements.

                          FLOWER TRADING CORPORATION

                     CONSOLIDATED STATEMENT OF OPERATIONS

                                (in thousands)




                                                                 Three Months Ended      Nine Months Ended
                                                                    September 30,          September 30,
                                                                 ------------------      -----------------
                                                                   1996       1997        1996      1997
                                                                 ------      ------      -------   -------
                                                                                 (unaudited)
Net sales....................................................    $3,858     $3,841        $15,163   $16,838
Cost of sales (including purchases from affiliated farms of
  $2,612, $4,451, $3,921 for the years ended December 31,
  1994, 1995 and 1996 and $1,779 and $2,259 for the six
  months ended June 30, 1996 and 1997, respectively).........     2,926      2,892         11,854    13,031
                                                                 ------     ------        -------   -------
        Gross profit.........................................       932        949          3,309     3,807
Selling, general and administrative expenses.................       882        953          2,826     2,889
                                                                 ------     ------        -------   -------
        Operating income.....................................        50         (4)           483       918
Other (income) expense:
  Interest expense...........................................                   11              5        46
  Interest income............................................        (3)       (10)            (5)      (14)
  Write off of investment....................................
  Other, net.................................................       (20)        29            (26)       36
                                                                 ------     ------        -------   -------
Income before provision for income taxes.....................        73        (34)           509       850
Provision for income taxes...................................        32         47            215       386
                                                                 ------     ------        -------   -------
Net income...................................................    $   41     $  (81)       $   294   $   464
                                                                 ======     ======        =======   =======




  The accompanying notes are an integral part of these consolidated financial statements.

                          FLOWER TRADING CORPORATION

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     (in thousands, except share amounts)


                                  Common Stock    Additional   Total
                                 ---------------   Paid-in    Retained  Stockholders'
                                 Shares   Amount   Capital    Earnings     Equity
                                 -------  ------  ----------  --------  -------------
Balance at December 31, 1996...  160,000    $150        $328    $  992         $1,470
  Net income (unaudited).......                                    464            464
                                 -------    ----        ----    ------         ------
Balance at September 30, 1997
  (unaudited)..................  160,000    $150        $328    $1,456         $1,934
                                 =======    ====        ====    ======         ======



  The accompanying notes are an integral part of these consolidated financial statements.

                          FLOWER TRADING CORPORATION

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                (in thousands)



                                                                      Nine Months Ended
                                                                        September 30,
                                                                      -----------------
                                                                        1996      1997
                                                                      -------    ------
                                                                          (unaudited)
Cash flows from operating activities:
 Net income...................................................        $   294   $  464
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization...............................            140      115
  Loss on investment..........................................
  Loss on disposal of fixed assets............................
  Change in operating assets and liabilities:
   Accounts receivable........................................            240      526
   Inventory..................................................              7       11
   Prepaid expenses and other current assets..................             (9)      50
   Accounts payable...........................................           (338)    (185)
   Accrued expenses...........................................             16      (12)
   Income taxes payable.......................................             (9)     302
   Deferred taxes asset and other assets......................             21       20
                                                                      -------   ------
      Net cash (used) provided by operating activities........            362    1,291
Cash flows from investing activities:
 Purchase of investment.......................................
 Purchases of property and equipment..........................            (60)    (106)
 Proceeds from disposal of property and equipment.............
 Cash surrender value of life insurance.......................
 Advances to related parties..................................             21       38
                                                                      -------   ------
      Net cash used in investing activities...................            (39)     (68)
Cash flows from financing activities:
 Proceeds from issuance of long-term debt.....................          1,100
 Repayments of long-term debt.................................            (40)     (78)
 Distribution to stockholders for investment in subsidiary....         (1,295)
 Borrowings (repayments) under line of credit agreement, net..                    (208)
                                                                       ------   ------
      Net cash (used) provided by in financing activities.....           (235)    (286)
Net increase (decrease) in cash and cash equivalents..........             88      937
Cash and cash equivalents--beginning of period................            126       70
                                                                      -------   ------
Cash and cash equivalents--end of period......................        $   214   $1,007
                                                                      =======   ======
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest.....................        $     5   $   45
 Cash paid during the period for income taxes.................        $   139   $   49



  The accompanying notes are an integral part of these consolidated financial statements.

                          FLOWER TRADING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATMENTS

                                  (unaudited)

NOTE 1--BUSINESS ORGANIZATION

  Founded in 1977, Flower Trading Corporation ("Flower Trading") is an importer and distributor of perishable floral products which are imported from farms located primarily in Columbia and Ecuador and distributed to wholesale florists throughout the United States.


Note 2--BASIS OF PRESENTATION

  On October 16, 1997, Flower Trading sold substantially all of its assets and liabilities to U.S.A. Floral Products, Inc. Flower Trading is a predecessor company to U.S.A. Floral Products, Inc.

  The accompanying unaudited combined financial statements have been prepared in accordance with generally accepted accounting principles. The interim financial information, while unaudited, reflects all normal recurring adjustments which are, in the opinion of management necessary for a fair presentation of the interim financial statements. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the U.S.A. Floral Products, Inc. Form S-1 Registration Statement.

                      UNITED WHOLESALE FLORISTS, INC. AND
                  UNITED WHOLESALE FLORISTS OF AMERICA, INC.

                            COMBINED BALANCE SHEET

                     (in thousands, except share amounts)

                                                        June 30,  September 30,
                                                          1997         1997
                                                        --------  --------------
                                                                    (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents............................    $  625         $  409
 Accounts receivable, net.............................     1,186          1,203
 Inventory............................................     1,963          2,119
 Advances to affiliates...............................     1,240            748
 Advances to stockholders.............................       389            347
 Prepaid expenses and other current assets............       127            157
                                                          ------         ------
   Total current assets...............................     5,530          4,983
Property and equipment, net...........................     1,886          1,901
Advances to affiliates................................
Advances to stockholders..............................
Goodwill..............................................       222            219
Deferred income taxes.................................
Other assets..........................................       114            149
                                                          ------         ------
   Total assets.......................................    $7,752         $7,252
                                                          ======         ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Line of credit.......................................    $1,683         $1,450
 Current maturities of long-term debt.................       104             46
 Current maturities of notes payable to stockholders..       558            550
 Current obligations under capital leases.............       200
 Accounts payable.....................................     2,179          2,052
 Accrued expenses and other current liabilities.......       211             86
 Income taxes payable.................................       210            210
                                                          ------         ------
   Total current liabilities..........................     5,145          4,394
Long-term debt........................................        62             90
Obligations under capital leases......................       294            538
Notes payable to stockholders.........................
Other liabilities.....................................        61             55
Commitments and contingencies
Stockholders' equity:
 Common stock.........................................        11             11
 Retained earnings....................................     2,179          2,164
                                                          ------         ------
   Total stockholders' equity.........................     2,190          2,175
                                                          ------         ------
   Total liabilities and stockholders' equity.........    $7,752         $7,252
                                                          ======         ======


   The accompanying notes are an integral part of these financial statements.

                      UNITED WHOLESALE FLORISTS, INC. AND
                  UNITED WHOLESALE FLORISTS OF AMERICA, INC.

                       COMBINED STATEMENT OF OPERATIONS
                                (in thousands)


                                                             Three Months Ended
                                                                September 30,
                                                             ------------------
                                                              1996        1997
                                                             ------      ------
                                                                (unaudited)

Net sales................................................      $3,860    $4,213
Cost of sales............................................       2,532     2,760
                                                               ------    ------
  Gross margin...........................................       1,328     1,453
Selling, general and administrative expenses.............       1,296     1,434
                                                               ------    ------
  Operating income.......................................          32        19
Other (income) expense:
 Interest expense........................................          47        57
 Interest income.........................................         (33)      (21)
 Other, net..............................................          14        (2)
                                                               ------    ------
Income before income taxes...............................           4       (15)
                                                               ------    ------
Provision for income taxes...............................
Net income  (loss).......................................      $    4    $  (15)
                                                               ======    ======
Unaudited pro forma information:
 Pro forma net income before provision for income taxes..      $    4    $  (15)
 Provision for income taxes..............................           2        (6)
                                                               ------    ------
Pro forma income (see Note 2)............................      $    2    $   (9)
                                                               ======    ======





   The accompanying notes are an integral part of these financial statements.

                      UNITED WHOLESALE FLORISTS, INC. AND
                  UNITED WHOLESALE FLORISTS OF AMERICA, INC.

             COMBINED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     (in thousands, except share amounts)



                                                   Common Stock                       Total
                                             ----------------------    Retained    Stockholders'
                                                Shares      Amount     Earnings       Equity
                                             ------------  --------  -----------   ------------
Balance at June 30, 1997...................         2,000       $11       $2,179        $2,190
 Net loss (unaudited)......................                                  (15)          (15)
                                                    -----       ---       ------        ------
Balance at September 30, 1997 (unaudited)..         2,000       $11       $2,164        $2,175
                                                    =====       ===       ======        ======




   The accompanying notes are an integral part of these financial statements.

                      UNITED WHOLESALE FLORISTS, INC. AND
                  UNITED WHOLESALE FLORISTS OF AMERICA, INC.

                       COMBINED STATEMENT OF CASH FLOWS

                                (in thousands)

                                                                                       Three Months Ended
                                                                                          September 30,
                                                                                      --------------------
                                                                                      1996            1997
                                                                                      ----            ----
                                                                                          (unaudited)
Cash flows from operating activities:
 Net income.........................................................................  $   4           $ (15)
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization.....................................................    107             103
  Deferred income taxes.............................................................      3
  Change in operating assets and liabilities:
   Accounts receivable..............................................................    (57)            (16)
   Inventory........................................................................   (260)           (156)
   Prepaid expenses and other current assets........................................     23             (29)
   Accounts payable and accrued expenses............................................    292            (253)
   Changes in other assets..........................................................     (8)            (42)
  Changes in other liabilities......................................................     (8)             (6)
                                                                                      -----           -----
    Net cash provided by operating activities.......................................     96            (414)
Cash flows from investing activities:
 Purchases of property and equipment................................................                    (10)
 Advances to stockholders...........................................................    (43)             42
 Advances to affiliates.............................................................      3             492
                                                                                      -----           -----
    Net cash used in investing activities...........................................    (40)            524
Cash flows from financing activities:
 Net borrowings on line of credit...................................................    (21)           (233)
 Principal payments on capital lease obligations....................................    (70)            (55)
 Repayments on long-term debt.......................................................    (53)            (30)
 Repayments of notes payable to stockholders........................................    (66)             (8)
                                                                                      -----           -----
   Net cash used in financing activities............................................   (210)           (326)
                                                                                      -----           -----
 Net increase (decrease) in cash and cash equivalents...............................   (154)           (216)
 Cash and cash equivalents--beginning of period.....................................    434             625
                                                                                      -----           -----
Cash and cash equivalents--end of period............................................  $ 280           $ 409
                                                                                      =====           =====
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest...........................................  $  40           $  56
Supplemental disclosure of non-cash transactions:
 Acquisition of vehicles under capital leases.......................................                  $  99

   The accompanying notes are an integral part of these financial statements.

                      UNITED WHOLESALE FLORISTS, INC. AND
                  UNITED WHOLESALE FLORISTS OF AMERICA, INC.

                     NOTES TO COMBINED FINANCIAL STATMENTS

                                  (unaudited)

NOTE 1--BUSINESS ORGANIZATION

  Founded in 1947, United Wholesale Florists, Inc. and United Wholesale Florists of America, Inc. (together "United Wholesale") compose a wholesale distributor of perishable floral products and floral-related hardgoods, operating from 13 locations in Arkansas, Alabama, Mississippi, Oklahoma, Tennessee and Texas. The Company purchases floral products from domestic growers, importers, brokers and shippers and sells them to retail florists and mass marketers.

  The accompanying combined financial statements include the accounts of United Wholesale Florists, Inc. and United Florists of America, Inc. which are affiliated through common ownership and management. All intercompany transactions have been eliminated in these financial statements.


Note 2--BASIS OF PRESENTATION

  On October 16, 1997, United Wholesale sold substantially all of its assets and liabilities to U.S.A. Floral Products, Inc. United Wholesale is a predecessor company to U.S.A. Floral Products, Inc.

  The accompanying unaudited combined financial statements have been prepared in accordance with generally accepted accounting principles. The interim financial information, while unaudited, reflects all normal recurring adjustments which are, in the opinion of management necessary for a fair presentation of the interim financial statements. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the U.S.A. Floral Products, Inc. Form S-1 Registration Statement.

                         AMERICAN FLORIST SUPPLY, INC.

                                 BALANCE SHEET

                     (in thousands, except share amounts)

                                                                      December 31,  September 30,
                                                                          1996           1997
                                                                      ------------  --------------
                                                                                      (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents..........................................        $    4         $  510
 Accounts receivable, net...........................................         1,460          1,225
 Inventory..........................................................            65            111
 Notes receivable--stockholder......................................           231              6
 Receivable from affiliate..........................................                           31
 Prepaid expenses and other current assets..........................            30             35
                                                                            ------         ------
   Total current assets.............................................         1,790          1,918
Property and equipment, net.........................................           278            197
Goodwill and intangibles, net.......................................           298            281
Restricted investments..............................................            26             27
Other assets........................................................            46             43
                                                                            ------         ------
   Total assets.....................................................        $2,438         $2,466
                                                                            ======         ======

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
 Line of credit.....................................................        $  302
 Accounts payable...................................................           709         $  567
 Accrued expenses...................................................           147            156
 Income taxes payable...............................................            29
                                                                            ------         ------
   Total current liabilities........................................         1,187            723
Long-term debt......................................................           598            598
Other long-term liabilities.........................................            25             25
Commitments and contingencies (Note 11)
Stockholder's equity:
 Common stock, no par value; 5,000 shares authorized; 1,000 shares
  issued and outstanding............................................           400            400
 Retained earnings..................................................           228            720
                                                                            ------         ------
   Total stockholder's equity.......................................           628          1,120
                                                                            ------         ------
   Total liabilities and stockholder's equity.......................        $2,438         $2,466
                                                                            ======         ======




   The accompanying notes are an integral part of these financial statements.

                         AMERICAN FLORIST SUPPLY, INC.

                            STATEMENT OF OPERATIONS

                                (in thousands)


                                                           Three Months Ended        Nine Months Ended
                                                              September 30,            September 30,
                                                           ------------------        -----------------
                                                             1996       1997           1996      1997
                                                            ------     ------         ------    ------
                                                                            (unaudited)
Net sales................................................    $2,315     $2,481         $8,759   $9,563
Cost of sales............................................     1,670      1,742          6,128    6,535
                                                             ------     ------         ------   ------
   Gross margin..........................................       645        739          2,631    3,028
Selling, general and administrative expenses.............       644        696          2,065    2,275
                                                             ------     ------         ------   ------
   Operating income......................................         1         43            566      753
Other (income) expense:
 Interest expense........................................        10                        30       25
 Interest income.........................................        (1)        (4)            (4)     (12)
 Other, net..............................................        (4)       (33)           (47)     (87)
                                                             ------     ------         ------   ------
   Income before income taxes............................        (4)        80            587      827
Provision for income taxes...............................                                  30       36
                                                             ------     ------         ------   ------
Net income...............................................    $   (4)    $   80         $  557   $  791
                                                             ======     ======         ======   ======
Unaudited pro forma information:
 Pro forma net income before provision for income taxes..    $   (4)    $   80         $  587   $  827
 Provision for income taxes..............................        (2)        32            235      331
                                                             ------     ------         ------   ------
 Pro forma income (see Note 2)...........................    $   (2)    $   48         $  352   $  496
                                                             ======     ======         ======   ======




   The accompanying notes are an integral part of these financial statements.

                         AMERICAN FLORIST SUPPLY, INC.

                       STATEMENT OF STOCKHOLDER'S EQUITY

                     (in thousands, except share amounts)


                                                     Common Stock                   Total
                                                   ----------------   Retained   Stockholders'
                                                   Shares   Amount    Earnings      Equity
                                                   ------  --------   --------   -----------
Balance at December 31, 1996...............         1,000      $400       $228         $628
 Net income (unaudited)....................                                791          791
 Dividends paid (unaudited)................                               (299)        (299)
                                                    -----      ----      -----       ------
Balance at September 30, 1997 (unaudited)..         1,000      $400       $720       $1,120
                                                    =====      ====      =====       ======



   The accompanying notes are an integral part of these financial statements.

                         AMERICAN FLORIST SUPPLY, INC.

                            STATEMENT OF CASH FLOWS

                                (in thousands)



                                                                   Nine Months Ended
                                                                     September 30,
                                                                  -------------------
                                                                   1996        1997
                                                                  -------     -------
                                                                      (unaudited)
Cash flows from operating activities:
 Net income...................................................       $ 557   $   791
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization...............................          83        62
  Loss on disposal of fixed assets............................                     6
  Changes in operating assets and liabilities:
   Accounts receivable........................................         184       266
   Inventory..................................................         (36)      (45)
   Prepaid expenses and other assets..........................          (2)        9
   Due from related parties...................................        (195)      225
   Accounts payable and accrued expenses......................         217       (96)
   Income taxes payable.......................................                   (37)
                                                                    ------   -------
      Net cash provided by operating activities...............         808     1,181
Cash flows from investing activities:
 Purchases of property and equipment..........................         (38)      (55)
                                                                    ------   -------
      Net cash used in investing activities...................         (38)      (55)
Cash flows from financing activities:
 Proceeds from issuance of long-term debt.....................         797     1,777
 Repayments on note payable...................................        (874)   (2,098)
 Stockholder dividends........................................        (695)     (299)
                                                                     -----   -------
      Net cash used in financing activities...................        (772)     (620)
Net increase in cash and cash equivalents.....................          (2)      506
Cash and cash equivalents--beginning of period................           3         4
                                                                     -----   -------
Cash and cash equivalents--end of period......................       $   1   $   510
                                                                     =====   =======
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest.....................       $  30   $    31
 Cash paid during the period for taxes........................       $  15   $    29




   The accompanying notes are an integral part of these financial statements.

                         AMERICAN FLORIST SUPPLY, INC.

                         NOTES TO FINANCIAL STATMENTS

                                  (unaudited)

NOTE 1--BUSINESS ORGANIZATION

  American Florist Supply, Inc. ("American Florist") is a wholesale distributor of perishable floral products and floral-related hardgoods, operating from one location in Massachusetts. The Company floral products from domestic growers, brokers and importers and sells them to retail florists and mass marketers in Maine, Massachusetts, Vermont and New Hampshire. The Company was incorporated on April 11, 1994, as a result of the acquisition of certain assets and liabilities of the distribution business of Johnson's Roses, Inc.


Note 2--BASIS OF PRESENTATION

  On October 16, 1997 American Florist sold substantially all of its assets and liabilities to U.S.A. Floral Products, Inc. American Florist is a predecessor company to U.S.A. Floral Products, Inc.

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles. The interim financial information, while unaudited, reflects all normal recurring adjustments which are, in the opinion of management necessary for a fair presentation of the interim financial statements. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the U.S.A. Floral Products, Inc. Form S-1 Registration Statement.

                        MONTEREY BAY BOUQUET, INC. AND
                            BAY AREA BOUQUET, INC.

                            COMBINED BALANCE SHEET

                     (in thousands, except share amounts)


                                                                         December 31,  September 30,
                                                                             1996           1997
                                                                         ------------  --------------
                                                                                        (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents..........................................           $   19         $  260
 Accounts receivable................................................              909            945
 Inventory..........................................................              126            181
 Prepaid expenses and other current assets..........................                9             69
                                                                               ------        -------
   Total current assets.............................................            1,063          1,455
Property and equipment, net.........................................              144            168
Other assets:
 Cash surrender value--life insurance...............................               73             90
 Intangibles........................................................               41             80
 Advances to stockholders...........................................                              49
                                                                               ------        -------
   Total assets.....................................................           $1,321         $1,842
                                                                               ======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Credit line payable................................................           $   49
 Current maturities of long-term debt...............................                6         $   34
 Accounts payable...................................................              783            597
 Accrued expenses...................................................              167             35
 Notes payable to officers and stockholders.........................               10
 Income taxes payable...............................................               12            363
                                                                               ------        -------
   Total current liabilities........................................            1,027          1,029
Long-term debt, net of current maturities...........................               24             29
Growers contract--related party.....................................               41             35
Other long-term liabilities.........................................
                                                                               ------        -------
   Total liabilities................................................            1,092          1,093
Commitments and contingencies
Stockholders' equity:
 Common stock, Monterey Bay Bouquet, Inc., no par value; 1,000,000
  shares authorized; 102,502 shares issued and outstanding..........               78             78
 Common stock, Bay Area Bouquet, Inc., no par value; 1,000 shares
  authorized; 100 shares issued and outstanding.....................               25             25
 Retained earnings..................................................              126            646
                                                                               ------        -------
   Total stockholders' equity.......................................              229            749
                                                                               ------        -------
   Total liabilities and stockholders' equity.......................           $1,321         $1,842
                                                                               ======        =======



    The accompanying notes are an integral part of these combined financial statements.

                        MONTEREY BAY BOUQUET, INC. AND
                            BAY AREA BOUQUET, INC.

                       COMBINED STATEMENT OF OPERATIONS

                                (in thousands)





                                                Three Months Ended     Nine Months Ended
                                                   September 30,         September 30,
                                                ------------------     -----------------
                                                 1996        1997       1996       1997
                                                ------      ------     ------     ------
                                                              (unaudited)
Net sales.....................................    $1,970     $2,911     $6,797    $9,714
Cost of sales.................................     1,685      2,320      5,851     7,895
                                                  ------     ------     ------    ------
   Gross margin...............................       285        591        946     1,819
Selling, general and administrative expenses..       264        333        760       896
                                                  ------     ------     ------    ------
   Operating income...........................        21        258        186       923
Other (income) expense:
 Interest expense.............................         1          4          6        12
 Other, net...................................        (4)        (2)       (13)       (6)
                                                  ------     ------     ------    ------
Income before provision for income taxes......        24        256        193       917
Provision for income taxes....................         9        103         78       397
                                                  ------     ------     ------    ------
Net income....................................    $   15     $  153     $  115    $  520
                                                  ======     ======     ======    ======




    The accompanying notes are an integral part of these combined financial statements.

                        MONTEREY BAY BOUQUET, INC. AND
                            BAY AREA BOUQUET, INC.

                  COMBINED STATEMENT OF STOCKHOLDERS' EQUITY

                     (in thousands, except share amounts)


                                                   Common Stock                      Total
                                             ----------------------   Retained   Stockholders'
                                                Shares      Amount    Earnings      Equity
                                             ------------  --------   ---------  ------------
Balance at December 31, 1996...............       102,602      $103        $126         $229

 Net income (unaudited)....................                                 520          520
                                                  -------      ----        ----         ----
Balance at September 30, 1997 (unaudited)..       102,602      $103        $646         $749
                                                  =======      ====        ====         ====




    The accompanying notes are an integral part of these combined financial statements.

                        MONTEREY BAY BOUQUET, INC. AND
                            BAY AREA BOUQUET, INC.

                       COMBINED STATEMENT OF CASH FLOWS

                                (in thousands)





                                                                      Nine Months Ended
                                                                        September 30,
                                                                     ------------------
                                                                       1996       1997
                                                                     -------    -------
                                                                        (unaudited)
Cash flows from operating activities:
 Net income...................................................         $ 115      $ 520
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization..............................             2         49
   Change in operating assets and liabilities:
    Accounts receivable.......................................          (229)       (36)
    Inventory.................................................           (56)       (55)
    Prepaid expenses and other current assets.................                      (58)
    Income taxes payable......................................                      351
    Accounts payable and accrued expenses.....................           345       (323)
    Grower contract...........................................           (20)         8
                                                                       -----      -----
     Net cash provided by operating activities................           157        456
Cash flows from investing activities:
 Purchases of property and equipment..........................           (18)       (70)
 Cash surrender value of life insurance.......................           (23)       (18)
 Increase in officer receivable...............................            (4)       (10)
 Increase in intangibles......................................                      (43)
                                                                       -----      -----
     Net cash used in investing activities....................           (45)      (141)
Cash flows from financing activities:
 Advances to stockholder......................................                      (50)
 Net borrowings (repayments) on line of credit................           (51)       (49)
 Proceeds from issuance of long-term debt.....................                       38
 Repayments of long-term debt.................................           (16)       (13)
 Proceeds from stockholder loans..............................            28
                                                                       -----      -----
     Net cash (used in) financing activities..................           (39)       (74)
Net increase (decrease) in cash and cash equivalents..........            73        241
Cash and cash equivalents--beginning of period................            34         19
                                                                       -----      -----
Cash and cash equivalents--end of period......................         $ 107      $ 260
                                                                       =====      =====
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest.....................         $   6      $  12
 Cash paid during the period for income taxes.................         $   3      $  99


    The accompanying notes are an integral part of these combined financial statements.

                        MONTEREY BAY BOUQUET, INC. AND
                            BAY AREA BOUQUETS, INC.

                    NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (unaudited)

NOTE 1--BUSINESS ORGANIZATION

  Founded in 1993, Monterey Bay Bouquet, Inc. and Bay Area Bouquets, Inc. (together "Monterey Bay") is a manufacturer of fresh cut flower bouquets, operating from one location in California. Monterey Bay purchases flowers from importers and domestic growers and distributes them to a supermarket and a discount retailer, each of which has locations throughout the southwestern United States. The flower bouquets produced by Monterey Bay consist primarily of specialty California-grown flowers.

  The balance sheets and operating results for Monterey Bay Bouquet, Inc. and Bay Area Bouquets, Inc. have been combined, as both companies have common ownership and management. All intercompany sales and balances between the two companies have been eliminated from these financial statements.


Note 2--BASIS OF PRESENTATION

  On October 16, 1997, Monterey Bay sold substantially all of its assets and liabilities to U.S.A. Floral Products, Inc. Monterey Bay Bouquet, Inc. and Bay Area Bouquets, Inc. are predecessor companies to U.S.A. Floral Products, Inc.

  The accompanying unaudited combined financial statements have been prepared in accordance with generally accepted accounting principles. The interim financial information, while unaudited, reflects all normal recurring adjustments which are, in the opinion of management necessary for a fair presentation of the interim financial statements. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the U.S.A. Floral Products, Inc. Form S-1 Registration Statement.

                       ALPINE GEM FLOWER SHIPPERS, INC.

                                 BALANCE SHEET

                     (in thousands, except share amounts)


                                                                 December 31,   September 30,
                                                                     1996            1997
                                                                 -------------  --------------
ASSETS                                                                           (unaudited)
Current assets:
 Cash and cash equivalents.....................................        $    1          $  277
 Accounts receivable...........................................         1,215           1,504
 Prepaid expenses and other current assets.....................            18              16
                                                                       ------          ------
   Total current assets........................................         1,234           1,797
Property and equipment, net....................................            26              23
                                                                       ------          ------
   Total assets................................................        $1,260          $1,820
                                                                       ======          ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable..............................................        $  469          $  627
 Commissions payable...........................................           168             218
 Accrued expenses..............................................            14              15
                                                                       ------          ------
   Total liabilities...........................................           651             860
Commitments and contingencies
Stockholders' equity:
 Common stock, no par value; 50,000 shares authorized; 20,000
  shares issued and outstanding................................           727             727
 Retained earnings (deficit)...................................          (118)            233
                                                                       ------          ------
   Total stockholders' equity..................................           609             960
                                                                       ------          ------
   Total liabilities and stockholders' equity..................        $1,260          $1,820
                                                                       ======          ======




   The accompanying notes are an integral part of these financial statements.

                       ALPINE GEM FLOWER SHIPPERS, INC.

                            STATEMENT OF OPERATIONS

                                (in thousands)




                                                           Three Months Ended       Nine Months Ended
                                                              September 30,           September 30,
                                                           -------------------      -----------------
                                                            1996         1997        1996       1997
                                                           ------       ------      ------     ------
                                                                            (unaudited)
Net sales................................................    $2,213     $2,554      $7,192     $8,151
Cost of sales............................................     1,663      1,831       5,503      6,090
                                                             ------     ------      ------     ------
   Gross margin..........................................       550        723       1,689      2,061
Selling, general and administrative expenses.............       441        480       1,243      1,382
                                                             ------     ------      ------     ------
   Operating income......................................       109        243         446        679
Other (income) expense:
 Interest expense........................................                              (31)       (17)
 Interest income.........................................       (11)
 Other, net..............................................                  (19)          1        (28)
                                                             ------     ------      ------     ------
Net income...............................................    $  120     $  262      $  476     $  724
                                                             ======     ======      ======     ======
Unaudited pro forma information:
 Pro forma net income before provision for income taxes..    $  120     $  262      $  476     $  724
 Provision for income taxes..............................        48        105         190        290
                                                             ------     ------      ------     ------
 Pro forma income (see Note 2)...........................    $   72     $  157      $  286     $  434
                                                             ======     ======      ======     ======




   The accompanying notes are an integral part of these financial statements.

                       ALPINE GEM FLOWER SHIPPERS, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY

                     (in thousands, except share amounts)


                                                   Common Stock                    Total
                                             ----------------------  Retained  Stockholders'
                                                Shares      Amount   Earnings     Equity
                                             ------------  --------  --------  -------------
Balance at December 31, 1996...............        20,000      $727     $(118)        $ 609
 Net income (unaudited)....................                               724           724
 Dividends paid (unaudited)................                              (373)         (373)
                                                   ------      ----     -----         -----
Balance at September 30, 1997 (unaudited)..        20,000      $727     $ 233         $ 960
                                                   ======      ====     =====         =====





   The accompanying notes are an integral part of these financial statements.

                       ALPINE GEM FLOWER SHIPPERS, INC.

                            STATEMENT OF CASH FLOWS

                                (in thousands)





                                                                Nine Months Ended
                                                                  September 30,
                                                                ------------------
                                                                  1996       1997
                                                                --------   -------
                                                                   (unaudited)
Cash flows from operating activities:
 Net income...................................................     $ 476     $ 724
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation................................................        20         8
  Change in operating assets and liabilities:
   Accounts receivable........................................       (82)     (289)
   Prepaid expenses and other current assets..................       (20)        2
   Accounts payable and accrued expenses......................       224       209
                                                                   -----     -----
      Net cash provided by operating activities...............       618       654
Cash flows from investing activities:
                                                                   -----     -----
 Purchases of property and equipment..........................       (36)       (5)
                                                                   -----     -----
      Net cash used in investing activities...................       (36)       (5)
Cash flows from financing activities:
 Proceeds from short-term loan from stockholders..............
 Stockholder dividends........................................      (252)     (373)
                                                                   -----     -----
      Net cash (used in) provided by financing activities.....      (252)     (373)
Net increase (decrease) in cash and cash equivalents..........       330       276
Cash and cash equivalents--beginning of period................       162         1
                                                                   -----     -----
Cash and cash equivalents--end of period......................     $ 492     $ 277
                                                                   =====     =====




   The accompanying notes are an integral part of these financial statements.

                       ALPINE GEM FLOWER SHIPPERS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                  (unaudited)

NOTE 1--BUSINESS ORGANIZATION

  Founded in 1978, Alpine Gem Flower Shippers, Inc. ("Alpine Gem") is a broker and shipper of perishable floral products, operating from one location in Montana and one in California. The Company distributes flowers primarily to wholesalers throughout the United States.


Note 2--BASIS OF PRESENTATION

  On October 16, 1997, Alpine Gem sold substantially all of its assets and liabilities to U.S.A. Floral Products, Inc. Alpine Gem is a predecessor company to U.S.A. Floral Products, Inc.

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles. The interim financial information, while unaudited, reflects all normal recurring adjustments which are, in the opinion of management necessary for a fair presentation of the interim financial statements. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the U.S.A. Floral Products, Inc. Form S-1 Registration Statement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Pro Forma Combined Results of Operations
----------------------------------------
U.S.A. Floral Products, Inc.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

  Net Sales. Net sales increased to $139.5 million in the nine months ended September 30, 1997 from $132.6 million in the nine months ended September 30, 1996, an increase of $6.9 million, or 5.2%. This increase was primarily driven by CFX and Flower Trading, which accounted for $4.0 million of the increase as a result of increased sales volume, higher prices for certain products, and a fuel surcharge fee related to airline shipments that was added to customer invoices, and a $2.9 million increase at Monterey Bay as a result of increases in volume primarily due to additional promotional activities. These increases were partially offset by a decrease at Houff as a result of the closing of its wholesale distribution facility in Atlanta, Georgia in October 1996.

  Cost of Sales. Cost of sales increased to $99.3 million in the nine months ended September 30, 1997 from $95.1 million in the nine months ended September 30, 1996, an increase of $4.2 million, or 4.4%, primarily as a result of the increased sales. As a percentage of net sales, cost of sales decreased to 71.2% in the nine months ended September 30, 1997 from 71.8% in the nine months ended September 30, 1996. The decrease in costs of sales as a percentage of sales is primarily a result of the Founding Companies obtaining more favorable prices, partially due to increased volume purchasing, better inventory management and reduced freight costs.

  Selling, General and Administrative. Selling, general and administrative expenses increased to $32.2 million in the nine months ended September 30, 1997 from $31.6 million in the nine months ended September 30, 1996, an increase of $0.6 million, or 1.9%. The increase was primarily a result of increased personnel costs to support the increase in sales. As a percentage of net sales, selling, general and administrative expenses decreased to 23.0% in the nine months ended September 30, 1997 from 23.8% in the nine months ended September 30, 1996 primarily as a result of spreading fixed costs over increased sales.

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

  Net Sales. Net sales increased to $36.5 million in the three months ended September 30, 1997 from $35.4 million for the three months ended September 30, 1996, an increase of $1.1 million or 3.2%. This increase was primarily driven by Monterey Bay Bouquet which accounted for $0.9 million of the increase as the result of increased sales volume primarily due to promotional activities. This increase was partially offset by a decrease at Houff primarily as a result of the closing of its Atlanta facility in October 1996, which accounted for $0.5 million of sales in the three months ended September 30, 1996, and increases at other companies.

  Cost of Sales. Cost of sales increased to $25.7 million in the three months ended September 30, 1997 from $25.0 million in the three months ended September 30, 1996, an increase of $0.7 million or 2.6%, primarily as a result of increased sales. As a percentage of sales, cost of sales decreased to 70.4% in the three months ended September 30, 1997 from 70.8% in the three months ended September 30, 1996, primarily as a result of the Founding Companies obtaining more favorable prices, partially due to increased volume purchasing, better inventory management and freight costs, and margin improvement due to promotional activities.

  Selling, General and Administrative. Selling general and administrative expenses increased to $10.3 million in the three months ended September 30, 1997 from $10.2 million for the three months ended September 30, 1996, an increase of $0.2 million or 1.5%. The increase resulted primarily from increased personnel costs to support the increase in sales. As a percentage of sales, selling, general and administrative expenses decreased to 28.4% in the three months ended September 30, 1997 from 28.8% in the three months ended September 30, 1996 primarily as a result of spreading fixed costs over increased sales.


Predecessor Companies
----------------------
The Roy Houff Company

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

  Net Sales.   Net sales decreased to $27.8 million in the nine months ended
September 30, 1997 from $30.1 million in the nine months ended September 30, 1996, a decrease of $2.3 million or 7.6%. This decrease primarily resulted from the closing of Houff's wholesale distribution facility in Atlanta, Georgia in October 1996, which accounted for $2.5 million in net sales in the nine months ended September 30, 1996, as well as decreased sales at the Oak Park, Illinois facility partially offset by increased sales in other locations.

  Cost of Sales.   Cost of sales, which consists of perishable and hardgood
products and in-bound freight costs, decreased to $18.0 million in nine months ended September 30, 1997 from $19.8 million in the nine months ended September 30, 1996, a decrease of $1.8 million, or 9.3%. As a percentage of net sales, costs of sales decreased to 64.8% in the nine months ended September 30, 1997 from 66.0% in the nine months ended September 30, 1996. This decrease resulted primarily from a reduction in lower margin sales associated with the Atlanta, Georgia facility and the shipping business and management's ability to obtain more favorable pricing.

  Selling, General and Administrative.   Selling, general and administrative
expenses decreased to $8.6 million in the nine months ended September 30, 1997 from $9.5 million in the nine months ended September 30, 1996, a decrease of $0.9 million, or 9.7%. As a percentage of net sales, selling, general and administrative expenses decreased to 30.8% in the nine months ended September 30, 1997 from 31.5% in the nine months ended September 30, 1996. This decrease resulted from the closing of Houff's wholesale distribution facility in Atlanta, Georgia in October 1996.

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

  Net Sales. Net sales decreased to $7.4 million in the three months ended September 30, 1997 from $7.9 million in the three months ended September 30, 1996, a decrease of $0.5 million, or 6.8%. This decrease primarily resulted from the closing of Houff's wholesale distribution facility in Atlanta, Georgia in October 1996, which accounted for $0.5 million in net sales in the three months ended September 30, 1996, and sales declines in another branch, partially offset by increases in other locations.

  Cost of Sales. Cost of sales decreased to $4.8 million in the three months ended September 30, 1997 from $5.1 million in the three months ended September 30, 1996, a decrease of $0.3 million, or 6.7%. As a percentage of net sales, costs of sales increased to 65.2% in the three months ended September 30, 1997 from 65.1% in the three months ended September 30, 1996.

  Selling, General and Administrative. Selling, general and administrative expenses decreased to $2.6 million in the three months ended September 30, 1997 from $2.9 million in the three months ended September 30, 1996, a decrease of $0.3 million, or 10.5%. As a percentage of net sales, selling, general and administrative expenses decreased to 35.8% in the three months ended September 30, 1997 from 37.3% in the three months ended September 30, 1996. This decrease resulted from the closing of Houff's wholesale distribution facility in Atlanta, Georgia in October 1996.


CFX, Inc.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

  Net Sales. Net sales increased to $30.0 million in the nine months ended September 30, 1997 from $27.7 million in the nine months ended September 30, 1996, an increase of $2.3 million, or 8.2%. This increase resulted primarily from obtaining higher prices for certain products and a fuel surcharge fee related to airline shipments that was added to customer invoices.

  Cost of Sales.   Cost of sales, which consists primarily of payment for fresh cut flowers, increased to $23.2 million in the nine months ended September 30, 1997 from $21.5 million in the nine months ended September 30, 1996, an increase of $1.7 million, or 8.0%, primarily as a result of the increase in sales and the imposition of a fuel surcharge related to airline shipments that was imposed by airlines beginning in April 1996. As a percentage of net sales, costs of sales decreased to 77.5% in the nine months ended September 30, 1997 from 77.6% in the nine months ended September 30, 1996.

  Selling, General and Administrative.   Selling, general and administrative
expenses decreased to $5.2 million in the nine months ended September 30, 1997 from $7.0 million in the nine months ended September 30, 1996, a decrease of $1.8 million, or 25.5%. This decrease resulted from decreased compensation to employee-stockholders, partially offset by increases in personnel costs. As a percentage of net sales, selling, general and administrative expenses decreased to 17.4% in the nine months ended September 30, 1997 from 25.2% in the nine months ended September 30, 1996.

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

  Net Sales. Net sales were $7.1 million in the three months ended September 30, 1997 and in the three months ended September 30, 1996, due to a reduction of flower production in South America during July and August.

  Cost of Sales. Cost of sales was $5.5 million in the three months ended September 30, 1997 and in the three months ended September 30, 1996. As a percentage of net sales, costs of sales decreased to 76.7% in the three months ended September 30, 1997 from 76.9% in the three months ended September 30, 1996.

  Selling, General and Administrative. Selling, general and administrative expenses decreased to $1.6 million in the three months ended September 30, 1997 from $1.7 million in the three months ended September 30, 1996, a decrease of $0.2 million, or 10.8%. As a percentage of net sales, selling, general and administrative expenses decreased to 21.8% in the three months ended September 30, 1997 from 24.5% in the three months ended September 30, 1996.


Bay State Florist Supply, Inc.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

  Net Sales.   Net sales decreased to $22.4 million in the nine months ended
September 30, 1997 from $22.5 million in the nine months ended September 30, 1996, a decrease of $0.2 million, or 0.8%, due to a reduction in sales to a supermarket chain in the nine months ended September 30, 1997. The supermarket chain, which accounted for $0.7 million of net sales in the nine months ended September 30, 1997 and $2.3 million of net sales in the nine months ended September 30, 1996, was acquired in late 1996 by another supermarket chain which operates its own wholesale distribution facility. The reduction in sales to this customer was offset by increased sales to existing customers and sales to new customers, including new supermarket customers.

  Cost of Sales.   Cost of sales, which consists of the cost of perishable and hardgood products and in-bound freight costs, decreased to $15.1 million in the nine months ended September 30, 1997 from $15.3 million in the nine months ended September 30, 1996, a decrease of $0.3 million, or 1.8%. As a percentage of net sales, cost of sales decreased to 67.3% in the nine months ended September 30, 1997 from 68.0% in the nine months ended September 30, 1996. This decrease primarily resulted from management's ability to obtain more favorable prices and better inventory management.

  Selling, General and Administrative.   Selling, general and administrative
expenses decreased to $6.6 million in the nine months ended September 30, 1997 from $6.7 million in the nine months ended September 30, 1996, a decrease of $0.1 million, or 1.7%. As a percentage of net sales, selling, general and administrative expenses decreased to 29.3% in the nine months ended September 30, 1997 from 29.6% in the nine months ended September 30, 1996.

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

  Net Sales. Net sales were $6.0 million in the three months ended September 30, 1997 and $6.1 million in the three months ended September 30, 1996, a decrease of $0.1 million or 2.2%, due to a reduction in sales to a supermarket chain in the three months ended September 30, 1997. The supermarket chain, which accounted for $0.1 million of net sales in the three months ended September 30, 1997 and $0.6 million of net sales in the three months ended September 30, 1996, was acquired in late 1996 by another supermarket chain which operates its own wholesale distribution facility. The reduction in sales to this customer was offset by increased sales to existing customers and sales to new customers, including new supermarket customers.

  Cost of Sales. Cost of sales decreased to $4.0 million in the three months ended September 30, 1997 from $4.1 million in the three months ended September 30, 1996, a decrease of $0.1 million, or 1.9%. As a percentage of net sales, cost of sales increased to 66.3% in the three months ended September 30, 1997 from 66.1% in the three months ended September 30, 1996.

  Selling, General and Administrative. Selling, general and administrative expenses decreased to $2.0 million in the three months ended September 30, 1997 from $2.2 million in the three months ended September
30, 1996, a decrease of $0.2 million, or 7.5%. As a percentage of net sales, selling, general and administrative expenses decreased to 33.3% in the three months ended September 30, 1997 from 35.2% in the three months ended September 30, 1996. This decrease primarily resulted from expenses associated with servicing the supermarket customer.

Flower Trading Corporation

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

  Net Sales.   Net sales increased to $16.8 million in the nine months ended
September 30, 1997 from $15.2 million in the nine months ended September 30, 1996, an increase of $1.7 million, or 11.0%. The increase resulted primarily from an increased volume of sales, increased revenues at Valentine's Day and a fuel surcharge fee that was added to customer invoices.

  Cost of Sales.   Cost of sales, which primarily consists of the cost of
purchasing fresh cut flowers, increased to $13.0 million in the nine months ended September 30, 1997 from $11.9 million in the nine months ended September 30, 1996, an increase of $1.2 million, or 9.9%. The increase resulted from the imposition of a fuel surcharge related to airline shipments that was imposed by airlines beginning in April 1996, and increases in direct purchase costs, sales commission and freight costs associated with the increased sales. As a percentage of net sales, cost of sales decreased to 77.4% in the nine months ended September 30, 1997 from 78.2% in the nine months ended September 30, 1996, due to management's efforts to obtain more favorable prices.

  Selling, General and Administrative.   Selling, general and administrative
expenses increased to $2.9 million in the nine months ended September 30, 1997 from $2.8 million in the nine months ended September 30, 1996, an increase of $0.1 million, or 2.2%. As a percentage of net sales, selling, general and administrative expenses decreased to 17.1% in the nine months ended September 30, 1997 from 18.6% in the nine months ended September 30, 1996. This decrease resulted primarily from spreading fixed costs over increased sales.

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

  Net Sales. Net sales decreased to $3.8 million in the three months ended September 30, 1997 from $3.9 million in the three months ended September 30, 1996, a decrease of $.02 million, or 0.4%, due to a reduction in flower production in South America during the summer months.

  Cost of Sales. Cost of sales, which primarily consists of the cost of purchasing fresh cut flowers, was $2.9 million in the three months ended September 30, 1997 and the three months ended September 30, 1996. As a percentage of net sales, cost of sales decreased to 75.3% in the three months ended September 30, 1997 from 75.8% in the three months ended September 30, 1996, due to management's efforts to obtain more favorable prices.

  Selling, General and Administrative. Selling, general and administrative expenses increased to $1.0 million in the three months ended September 30, 1997 from $0.9 million in the three months ended September 30, 1996, an increase of $0.1 million, or 8.0%. As a percentage of net sales, selling, general and administrative expenses increased to 24.8% in the three months ended September 30, 1997 from 22.9% in the three months ended September 30, 1996. This decrease resulted primarily from increased personnel-related costs.

  United Wholesale Florists, Inc. and United Wholesale Florists of America,
Inc.

Three Months Ended September 30, 1997 Compared To Three Months Ended September 30, 1996

  Net Sales.   Net sales increased to $4.2 million in the three months ended
September 30, 1997 from $3.9 million in the year ended September 30, 1996, an increase of $0.4 million, or 9.1%, as a result of increased sales at United Wholesale's Mississippi facilities due to reduced competition.

  Cost of Sales. Cost of sales increased to $2.8 million in the three months ended September 30, 1997 from $2.5 million in the three months ended September 30, 1996, an increase of $0.2 million, or 9.0%, primarily as a result of increased sales. As a percentage of net sales, cost of sales decreased to 65.5% in the three months ended September 30, 1997 from 65.6% in the three months ended September 30, 1996.

  Selling, General and Administrative.   Selling, general and administrative
expenses increased to $1.4 million in the three months ended September 30, 1997 from $1.3 million in the three months ended September 30, 1996, an increase of $0.1 million, or 10.6%. As a percentage of net sales, selling, general and administrative expenses increased to 34.0% in the three months ended September 30, 1997 from 33.6% in the three months ended September 30, 1996.



American Florist Supply, Inc.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

  Net Sales.   Net sales increased to $9.6 million in the nine months ended
September 30, 1997 from $8.8 million in the nine months ended September 30, 1996, an increase of $0.8 million, or 9.2%. This increase resulted from increased sales to existing customers and sales to new customers.

  Cost of Sales.   Cost of sales, which consists of the cost of perishable and hardgood products and in-bound freight costs, increased to $6.5 million in the nine months ended September 30, 1997 from $6.1 million in the nine months ended September 30, 1996, an increase of $0.4 million, or 6.6%, primarily as a result of increased sales. As a percentage of net sales, cost of sales decreased to 68.3% in the nine months ended September 30, 1997 from 70.0% in the nine months ended September 30, 1996, due to management's ability to obtain more favorable prices, improved inventory management and reduced freight costs.

  Selling, General and Administrative.   Selling, general and administrative
expenses increased to $2.3 million in the nine months ended September 30, 1997 from $2.1 million in the nine months ended September 30, 1996, an increase of $0.2 million, or 10.2%. As a percentage of net sales, selling, general and administrative expenses increased to 23.8% in the nine months ended September 30, 1997 from 23.6% in the nine months ended September 30, 1996, primarily as a result of additional personnel costs.

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

  Net Sales.   Net sales increased to $2.5 million in the three months ended
September 30, 1997 from $2.3 million in the three months ended September 30, 1996, an increase of $0.2 million, or 7.2%. This increase resulted from increased sales to existing customers and sales to new customers.

  Cost of Sales. Cost of sales was $1.7 million in the three months ended September 30, 1997 and the three months ended September 30, 1996. As a percentage of net sales, cost of sales decreased to 70.2% in the three months ended September 30, 1997 from 72.1% in the three months ended September 30, 1996, due to management's ability to obtain more favorable prices, improved inventory management and reduced costs.

  Selling, General and Administrative.   Selling, general and administrative
expenses increased to $0.7 million in the three months ended September 30, 1997 from $0.6 million in the three months ended September 30, 1996, an increase of $0.1 million, or 8.1%. As a percentage of net sales, selling, general and administrative expenses increased to 28.1% in the three months ended September 30, 1997 from 27.8% in the three months ended September 30, 1996, primarily as a result of additional personnel costs.


Monterey Bay Bouquet, Inc. and Bay Area Bouquets, Inc.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

  Net Sales.   Net sales increased to $9.7 million in the nine months ended
September 30, 1997 from $6.8 million in the nine months ended September 30, 1996, an increase of $2.9 million, or 42.9%. The increase reflected an increased volume of sales.

  Cost of Sales.   Cost of sales, which primarily consists of fresh cut flowers, production, labor and distribution costs, increased to $7.9 million in the nine months ended September 30, 1997 from $5.9 million in the nine months ended September 30, 1996, an increase of $2.0 million, or 34.9%, primarily as a result of the increased sales. As a percentage of net sales, cost of sales decreased to 81.3% in the nine months ended September 30, 1997 from 86.1% in the nine months ended September 30, 1996. This decrease resulted primarily from better prices obtained through higher volume purchases of both perishable products and packaging materials.

  Selling, General and Administrative.   Selling, general and administrative
expenses increased to $0.9 million in the nine months ended September 30, 1997 from $0.8 million in the nine months ended September 30, 1996, an increase of $0.1 million, or 17.9%. The increase was attributable to increased sales. As a percentage of net sales, selling, general and administrative expenses decreased to 9.2% in the nine months ended September 30, 1997 from 11.2% in the nine months ended September 30, 1996.

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

  Net Sales.   Net sales increased to $2.9 million in the three months ended
September 30, 1997 from $2.0 million in the three months ended September 30, 1996, an increase of $1.0 million, or 47.8%. The increase reflected an increased volume of sales.

  Cost of Sales. Cost of sales increased to $2.3 million in the three months ended September 30, 1997 from $1.7 million in the three months ended September 30, 1996, an increase of $0.6 million, or 38%, primarily as a result of the increased sales. As a percentage of net sales, cost of sales decreased to 79.7% in the three months ended September 30, 1997 from 85.5% in the three months ended September 30, 1996. This decrease resulted primarily from better prices obtained through higher volume purchases of both perishable products and packaging materials.

  Selling, General and Administrative.   Selling, general and administrative
expenses was $0.3 million in the three months ended September 30, 1997 and September 30, 1996. As a percentage of net sales, selling, general and administrative expenses decreased to 11.4% in the three months ended September 30, 1997 from 13.4% in the three months ended September 30, 1996.

Alpine Gem Flower Shippers, Inc.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

  Net Sales.   Net sales increased to $8.2 million in the nine months ended
September 30, 1997 from $7.2 million in the nine months ended September 30, 1996, an increase of $1.0 million, or 13.3%, primarily from sales resulting from improved promotion of goods and marketing of additional varieties of products.

  Cost of Sales.   Cost of sales, which primarily consists of the cost of fresh cut flowers, increased to $6.1 million in the nine months ended September 30, 1997 from $5.5 million in the nine months ended September 30, 1996, an increase of $0.6 million, or 10.7%, primarily as a result of increased sales. As a percentage of net sales, cost of sales decreased to 74.7% in the nine months ended September 30, 1997 from 76.5% in the nine months ended September 30, 1996.

  Selling, General and Administrative.   Selling, general and administrative
expenses increased to $1.4 million in the nine months ended September 30, 1997 from $1.2 million in the nine months ended September 30, 1996, an increase of $0.1 million, or 11.2%, primarily as a result of increased sales, marketing and lease expenses. As a percentage of net sales, selling, general and administrative expenses decreased to 17.0% in the nine months ended September 30, 1997 from 17.3% the nine months ended September 30, 1996.

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

  Net Sales.   Net sales increased to $2.6 million in the three months ended
September 30, 1997 from $2.2 million in the three months ended September 30, 1996, an increase of $0.3 million, or 15.4%, primarily from sales resulting from improved promotion of goods and marketing of additional varieties of products.

  Cost of Sales. Cost of sales increased to $1.8 million in the three months ended September 30, 1997 from $1.7 million in the three months ended September 30, 1996, an increase of $0.2 million, or 10.1%, primarily as a result of increased sales. As a percentage of net sales, cost of sales decreased to 71.7% in the three months ended September 30, 1997 from 75.1% in the three months ended September 30, 1996.

  Selling, General and Administrative.   Selling, general and administrative
expenses increased to $0.5 million in the three months ended September 30, 1997 from $0.4 million in the three months ended September 30, 1996, an increase of approximately $40,000, or 8.8%, primarily as a result of increased sales and marketing expenses. As a percentage of net sales, selling, general and administrative expenses decreased to 18.8% in the three months ended September 30, 1997 from 19.9% the three months ended September 30, 1996.

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings

             The Company is not a party to any material legal proceedings.

Item 2.  Changes in Securities

             None

Item 3.  Defaults under Senior Securities

             None

Item 4.  Submission of Matters to a Vote of Security Holders

             None

Item 5.  Other Information

             None

Item 6.  Exhibits and Reports on Form 8-K

             None

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        U.S.A. FLORAL PRODUCTS, INC.

Date:  November 24, 1997                By:    /s/ Raymond C. Anderson
                                        ------------------------------------
                                        Raymond C. Anderson, Vice President and
                                        Chief Financial Officer