Form 10-K
period 1997-12-31
U S A FLORAL PRODUCTS INC
filed 1998-03-25
CIK 1043438

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT
        TO SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM       TO

                       COMMISSION FILE NUMBER 000-23121

                         U.S.A. FLORAL PRODUCTS, INC.
            (Exact Name of Registrant as Specified in Its Charter)

               DELAWARE                              52-2030697
    (State or Other Jurisdiction of     (I.R.S. Employer Identification No.)
    Incorporation or Organization)

  1025 THOMAS JEFFERSON STREET, N.W.,                   20007
   SUITE 600 WEST, WASHINGTON, D.C.                  (Zip Code)
    (Address of Principal Executive
               Offices)

Registrant's telephone number, including area code: (202) 333-0800

Securities registered pursuant to Section 12(b) of the Act:

          Title of Each Class              Name of Each Exchange on Which
                 NONE                                Registered

                                                   NOT APPLICABLE
Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $.001 PER SHARE
                               (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of March 18, 1998, the aggregate market value of voting common stock held by non-affiliates of the registrant, based upon the last reported sale price for the registrant's Common Stock on the Nasdaq National Market on such date, as reported in The Wall Street Journal, was $229,476,573 (calculated by excluding shares owned beneficially by directors and executive officers as a group from total outstanding shares solely for the purpose of this response).

  The number of shares of the registrant's Common Stock outstanding as of the close of business on March 18, 1998 was 12,924,193.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain portions of the definitive Proxy Statement of U.S.A. Floral Products, Inc. to be used in connection with the 1998 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein, the Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.

                                    PART I

ITEM 1. BUSINESS

  Certain statements contained in this Annual Report on Form 10-K ("Form 10-K") constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements generally can be identified by the use of forward-looking terminology such as "may," "will," "intend," "estimate," "anticipate," "believe," or "continue" or the negative thereof or variations thereon or similar terminology. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from possible future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; changes in political, social and economic conditions and local regulations, particularly in Central America and South America; changes in, or failure to comply with, government regulations; demographic changes; changes in sales mix; ability to obtain floral products during periods of peak demand due to unusual circumstances or otherwise; changes in, or the failure to maintain, current pricing levels; any reduction in sales to or loss of any significant customers; competition; changes in business strategy or development plans; availability of capital sufficient to meet the Company's need for capital or on terms or at times acceptable to the Company; availability of qualified personnel; and various other factors referenced in this Form 10-K. The Company assumes no obligation to update any forward-looking statements to reflect actual results or changes in the factors affecting such forward-looking statements.

  Forward-looking statements contained in this Form 10-K address, among other things: (a) absence of combined operating history; (b) expectations regarding the Company's acquisition strategy, including the integration of acquired businesses; (c) the availability of resources to carry out the Company's planned acquisition program; (d) the availability of trained management personnel at the Operating Company (as defined herein) level; and (e) expectations regarding capital expenditures. See "--Factors Affecting the Company's Prospects" for a more detailed discussion of these and other factors which could cause actual results to differ materially from those expressed or implied by any forward-looking statements.

OVERVIEW

  USA Floral was founded in April 1997 to create a national consolidator and operator of floral products distribution businesses. The Company commenced operations on October 16, 1997, the date of the consummation of the IPO and the acquisition of eight floral products businesses (the "Founding Companies"). In January 1998, the Company consummated the acquisitions of six additional floral products companies (the "Recent Acquisitions"). The Founding Companies and Recent Acquisitions are referred to collectively in this Form 10-K as the "Operating Companies." The Company engages primarily in the importing and distribution of perishable floral products (including fresh-cut flowers, greens and potted plants) and the wholesale distribution of floral related hardgoods (including vases and glassware, foam for flower arranging, tools, and other supplies), provides pre-packaged floral bouquets and arrangements to retail florists and mass market retailers and engages in brokerage and shipping services for wholesalers of both foreign and domestic cut flowers. The Company believes, based upon the experience of its management, that it is one of the largest integrated distributors of floral products in the United States. The Company has approximately 1,600 employees and serves thousands of customers nationwide from 43 facilities in 20 states and the District of Columbia. For the year ended December 31, 1997, the Company (excluding the Recent Acquisitions), had pro forma combined revenues of $184.1 million, pro forma combined operating income of $7.4 million and pro forma combined net income of $4.5 million.

INDUSTRY OVERVIEW

  The floriculture industry produces, distributes and markets fresh-cut flowers and greens, potted plants and floral related hardgoods such as vases and glassware, foam for flower arranging, and tools and supplies. Through a network of importers, brokers, shippers and wholesalers, flowers are brought from growing regions throughout the United States and in countries around the world to consumers who purchase from retail florists and mass-market distributors such as supermarkets and discount stores.

  Fresh flowers are grown commercially at farms around the world. Principal sources of supply for the United States market are growers in Colombia and Ecuador in South America, Costa Rica and Mexico in Central America, Holland in Europe, and to a lesser extent Australia and New Zealand in the Pacific Rim. Central America and South America are the predominant sources of supply for flowers imported into the United States. Domestic sources of supply include farms in California and the Pacific Northwest, as well as Hawaii for tropical varieties and the Northeast for greens that are particularly in demand during the winter holidays. While a limited number of growers operate large, integrated farms, both foreign and domestic growers are typically small businesses operating in a highly fragmented environment.

  Flowers grown abroad arrive at United States ports of entry, principally Miami, Florida, by air each day. Flowers imported into the United States primarily consist of roses, carnations, chrysanthemums and alstromeria, each of which are imported in a number of varieties. Importers of floral products receive these flowers, generally on consignment, and facilitate their passage through United States customs inspection and clearance procedures. Once the flowers have cleared customs, the importers often pre-cool the flowers at their own facilities to help preserve them as they move through the distribution channel. Typically, flowers spend only one or two days in customs clearance and pre-cooling.

  Importers, for foreign flowers, and brokers, for both foreign and domestic flowers, match the available flower supply with demand from wholesalers and bouquet companies. The flowers are shipped to shippers and wholesalers from importers' facilities at ports of entry or from domestic growers on refrigerated trucks, usually arriving at the wholesaler within one to three days. Shipments of perishable floral products are broken down into lots sized to meet customer requirements, and then sent to wholesalers, bouquet companies and mass market retailers. Wholesalers then market and supply fresh flowers and floral products hardgoods to traditional retail florists and mass market retailers, as well as to bouquet manufacturers.

  Bouquet manufacturers, which have emerged over the past decade to provide pre-packaged products to mass market retailers, obtain flowers from importers, as well as directly from growers, and, to a lesser extent, from wholesalers and shippers. Bouquet manufacturers employ mass-production techniques in order to replicate cost- effectively a particular floral product design for widespread distribution. They wrap cut flowers in plastic sleeves and produce floral arrangements, which are packaged in shipping containers, for sale through mass-market retailers such as supermarkets and discount retailers and chain stores.

  At each stage of the distribution chain, the pricing of cut flowers varies with quality and freshness. As days pass from the time of first cutting, fresh products that remain unsold decline in price, until they are ultimately sold or discarded. Since the freshest, highest-quality flowers command the highest prices, the distribution system effectively rewards the growers that produce the best flowers, the importers and brokers that clear and match flowers with buyers most efficiently, and the wholesalers and bouquet companies that store and preserve flowers most effectively and bring the best products to market most quickly.

  The distribution channel in the floriculture industry is highly fragmented, and consists mainly of small, family- owned firms that operate from a single location or from a small number of outlets in a single region. While floral products have historically been sold at retail through a large number of traditional florists, who continue to serve the majority of consumers, the Company believes, based upon the experience of its management, that changes in consumer buying habits are causing more consumers to seek floral products from mass market retailers such as supermarkets, discount retailers and chain stores. The Company believes that sales in the retail segment of the floriculture industry totaled approximately $15.0 billion in 1996, and that approximately 45% of retail sales were generated by mass market retailers. Management believes that the growing consumer preference for more convenient floral products retailers, together with the potential efficiencies to be achieved from operating floral products businesses on a large scale, have well positioned the floriculture industry for consolidation and provide an attractive opportunity for the Company to build an integrated, nationwide floral products distributor that can serve the growing mass market while continuing to meet the needs of the traditional florists for high quality products and services.

STRATEGY

  The Company believes that it is a leading consolidator in the highly fragmented floral products industry and is therefore uniquely positioned to create a new industry operating model that streamlines distribution, improves product quality and provides better service to retailers, particularly in the mass market. To attain its goals, the Company's strategy is to (i) acquire profitable floral products businesses in each segment of the distribution channel, (ii) empower decentralized local management to stay close to customers and generate new ideas for Company-wide dissemination, (iii) achieve operating efficiencies by combining certain functions at the corporate level, and (iv) introduce new products and services to the traditional retail florist, the mass market supplier and the consumer, including "brand- name" flowers and express services for certain pre-packaged products.

  Pursue Strategic Acquisitions. The Company seeks to capitalize upon consolidation opportunities in the U.S. floral products industry by pursuing selective acquisitions in all components of the distribution segment of the industry. To build upon and enhance its nationwide presence, the Company focuses upon opportunities that complement and complete its floral products offerings and in new geographic markets with above-average population growth and floral products consumption. The Company has begun to implement an aggressive acquisition program utilizing a "hub and spoke" strategy for expansion into its targeted markets. As part of this strategy, the Company plans to continue to make acquisitions of established, high-quality local companies in targeted geographic areas, which can then serve as "hubs" for the acquisition of smaller, synergistic "spokes" in that locality or in surrounding markets. The Company believes that it can successfully integrate the operations of acquired spokes into its hubs, in order to leverage more effectively its sales, marketing and distribution capabilities. Robert J. Poirier, the Company's co-founder, Chairman of the Board, President and Chief Executive Officer, has over 22 years of experience in the floral products industry, with extensive relationships with wholesalers, importers, brokers and bouquet manufacturers. Mr. Poirier's industry knowledge is complemented by the acquisition expertise of Jonathan J. Ledecky, the Company's co-founder and Non- Executive Chairman of the Board. Mr. Ledecky has considerable experience consolidating private businesses into publicly-held entities. Mr. Ledecky has founded or co-founded two other publicly-held companies, U.S. Office Products Company and Consolidation Capital Corporation, each of which has implemented a consolidation strategy.

  Operate with Decentralized Management. The Company conducts its operations through a decentralized management approach through which individual management teams are responsible for the day-to-day operations of the Operating Companies as well as for helping to identify additional acquisition candidates in their respective locales. At the same time, the Company is building a company-wide team of senior management to provide the Operating Companies with strategic oversight and guidance with respect to acquisitions, financing, marketing and operations. As part of this strategy, the Company intends to foster a culture of cooperation and teamwork that emphasizes dissemination of "best practices" among its local management teams. The Company believes that stock ownership and incentive compensation will help to keep the objectives of local management aligned with those of the Company, and that a decentralized management approach will result in better customer service by allowing local management the flexibility to implement policies and make decisions based on the needs of local customers.

  Achieve Operating Efficiencies. The Company believes that it will be able to increase operating efficiency and achieve certain synergies among its constituent businesses. In particular, with larger operational scale, the Company believes that it can increase distribution efficiencies by utilizing shipping and delivery capacity more efficiently. The Company will also seek to combine certain administrative functions, such as accounting and finance, insurance, employee benefits, strategic marketing and legal support, at the corporate level, and to institute a Company-wide management information system. The Company believes that increased scale and administrative integration will enable it not only to operate more efficiently, but also to obtain more favorable discounts and rebates on floral related hardgoods and, to a lesser extent, realize savings on transportation and handling costs of fresh flowers. To date, the Company has achieved certain operating efficiencies in the cost of its property and casualty insurance coverage and in its communications systems. Further, the Operating Companies have realized some reductions in the costs of the floral related hardgoods purchases. There can be no assurance that such operating efficiencies or favorable impact will continue.

  Introduce New Products and Services. The Company believes that over time it will be able to develop and market high-value added products and services, such as "branded" flowers and bouquets specifically identified with quality and consistency. By utilizing its contacts with growers and leveraging its distribution, the Company believes that it can establish specifications for fresh flowers and control product quality at each step in the distribution process, thereby building a brand identification that will command a premium price. The Company also intends to service retailers by providing pre-packaged fresh flowers and arrangements during periods of peak demand, as well as to market floral products through corporate account relationships and other means.

THE OPERATING COMPANIES

  The Company acquired the Founding Companies contemporaneously with the consummation of the IPO, through the application of a portion of the proceeds therefrom and the issuance of Common Stock. In January 1998, the Company consummated the acquisition of the Recent Acquisitions by utilizing cash, including borrowings under the Credit Facility and the issuance of Common Stock. The Company has conducted operations on a combined basis since October 16, 1997.

  The following table contains information concerning the aggregate cash paid and Common Stock issued in connection with the Mergers through March 18, 1998:

                                   SHARES OF   VALUE OF SHARES OF     TOTAL
OPERATING COMPANY        CASH     COMMON STOCK    COMMON STOCK    CONSIDERATION
-----------------        -----    ------------ ------------------ -------------
                                    (IN MILLIONS, EXCEPT SHARES)
Houff................... $11.0           --          $ --             $11.0
CFX.....................   6.5       250,000           3.2              9.7
Bay State...............   6.0       495,550           6.4             12.4
Flower Trading..........   5.9(1)    160,000           2.1              8.0
United Wholesale........   4.8       268,500           3.5              8.3
American Florist........   4.8       141,750           2.4              7.2
Monterey Bay............   3.0       177,187           3.0              6.0
Alpine Gem..............   1.6       160,000           2.1              3.7
Continental Farms and
 Atlantic Bouquet.......  27.5     1,642,671          27.5             55.0(2)
XL Group................  11.3       660,938          11.0             22.3(3)
Koehler & Dramm.........   5.0       298,596           5.0             10.0
Everflora and Everflora
 Miami..................   4.0       246,654           4.0              8.0
UltraFlora..............   2.8       163,281           2.8              5.6(4)
H&H Flowers.............   1.6           --            --               1.6(5)
                         -----     ---------         -----           ------
Total................... $95.8     4,665,127         $73.0           $168.8
                         =====     =========         =====           ======

--------
(1) Does not include an estimated tax liability of approximately $0.5 million payable after consummation of the Flower Trading Merger, which was assumed by the Company.

(2) Does not reflect $3.5 million deposited by the Company into an escrow account for potential contingent liabilities, which deposit will be returned to the Company to the extent (if any) that indemnifiable claims under the escrow are not made prior to its expiration.

(3) The seller of XL Group entered into an earn-out arrangement pursuant to which he may receive additional consideration consisting of shares of Common Stock. The earn-out is based upon XL Group's earnings before interest and taxes for the year ended December 31, 1998 and in no event will be greater than $4.0 million.

(4) The sellers of UltraFlora entered into an earn-out arrangement pursuant to which they shall receive additional consideration consisting of 354,417 shares of Common Stock valued at $6.0 million. The earn-out is based upon UltraFlora's 1997 earnings before interest and taxes. This amount is not included in the table above.

(5) The sellers of H&H Flowers entered into an earn-out arrangement pursuant to which they may receive additional consideration consisting of shares of Common Stock. The earn-out is based upon H&H Flowers' 1998 earnings before interest and taxes for the year ending June 30, 1998.

  The consummation of each Merger was contingent upon the satisfaction of customary closing conditions, including the absence of material adverse changes in the business, operations and financial condition of the Operating Companies and the Company and certification by the parties to each Merger Agreement that the representations and warranties made by such party in the Merger Agreement were true and correct as of the consummation of the Merger and that such party had performed its obligations under the Merger Agreement. The Merger Agreements further provided that the sellers of the Operating Companies will indemnify USA Floral from certain liabilities that may arise in connection with the Mergers. A portion of the consideration payable to the sellers of each of the Operating Companies has been escrowed, in the case of cash, or pledged, in the case of Common Stock, for a period of twelve months from the consummation of the underlying Merger, as security for the sellers' indemnification obligations.

THE FOUNDING COMPANIES

  The Roy Houff Company ("Houff"). Founded in 1977, Houff is a wholesale distributor of perishable floral products and floral related hardgoods, operating from seven locations in Illinois, Virginia and Arizona. Houff purchases floral products from domestic growers, importers, brokers and shippers and sells them to approximately 3,000 customers, including retail florists and mass market retailers. Houff has approximately 280 employees. Houff's revenues for the period January 1, 1997 to October 15, 1997 were $29.4 million.

  CFX, Inc. ("CFX"). Founded in 1974, CFX is an importer and distributor of perishable floral products located in Miami, Florida. CFX imports flowers from approximately 45 farms located primarily in Colombia and Ecuador, and distributes them throughout the United States to approximately 475 customers, including wholesale distributors and mass market retailers. CFX has approximately 114 employees. CFX's revenues for the period January 1, 1997 to October 15, 1997 were $31.4 million.

  Bay State Florist Supply, Inc. ("Bay State"). Founded in 1952, Bay State is a wholesale distributor of perishable floral products and floral related hardgoods, operating from six locations in Massachusetts, New York, New Hampshire, Connecticut and Rhode Island. Bay State purchases floral products from domestic growers, importers, brokers and shippers and sells them to approximately 3,000 customers, including retail florists and mass market retailers. Bay State has approximately 213 employees. Bay State's revenues for the period January 1, 1997 to October 15, 1997 were $23.6 million.

  Flower Trading Corporation ("Flower Trading"). Founded in 1977, Flower Trading is an importer and distributor of perishable floral products, located in Miami, Florida. Flower Trading imports flowers from farms located primarily in Colombia, Ecuador, Guatemala and Peru and distributes them throughout the United States to approximately 140 wholesale distributors. Flower Trading has approximately 47 employees. Flower Trading's revenues for the period January 1, 1997 to October 15, 1997 were $17.5 million.

  United Wholesale Florists, Inc. And United Wholesale Florists of America, Inc. ("United Wholesale"). Founded in 1947, United Wholesale is a wholesale distributor of perishable floral products and floral related hardgoods, operating from 13 locations in Arkansas, Alabama, Mississippi, Oklahoma, Tennessee and Texas. United Wholesale purchases floral products from domestic growers, importers, brokers and shippers and sells them to approximately 3,500 customers, including retail florists and mass marketers. United Wholesale has approximately 180 employees. United Wholesale's revenues for the period July 1, 1997 to October 15, 1997 were $5.0 million.

  American Florist Supply, Inc. ("American Florist"). Founded in 1994, American Florist, which does business under the name "Johnson's Roses," is a wholesale distributor of perishable floral products and floral related hardgoods, located in Woburn, Massachusetts. American Florist purchases floral products from foreign and domestic growers, importers, brokers and shippers and sells them to approximately 520 customers, including retail florists and mass market retailers in Maine, Massachusetts, Vermont and New Hampshire. American Florist also provides pre- packaged fresh cut floral bouquets to retail florists and mass market retailers. American Florist has approximately 75 employees. American Florist's revenues for the period January 1, 1997 to October 15, 1997 were $10.1 million.

  Monterey Bay Bouquet, Inc. and Bay Area Bouquets, Inc. ("Monterey
Bay"). Founded in 1993, Monterey Bay, located in Watsonville, California, is a manufacturer of fresh-cut flower bouquets, consisting of specialty California-grown and imported flowers. Monterey Bay purchases flowers from 10 importers and nearly 150 domestic growers and distributes them to a supermarket and a discount retailer, each of which has numerous locations throughout the western United States. Monterey Bay has approximately 75 employees. Monterey Bay's revenues for the period January 1, 1997 to October 15, 1997 were $10.2 million.

  Alpine Gem Flower Shippers, Inc. ("Alpine Gem"). Founded in 1978, Alpine Gem is a broker of perishable floral products, operating from one location in Montana and one location in California. Alpine Gem purchases flowers from approximately 250 growers, principally located in the United States, and sells flowers on consignment for approximately 15 growers. Alpine Gem distributes flowers to nearly 750 customers, primarily wholesalers, located throughout the United States. Alpine Gem has approximately 20 employees. Alpine Gem's revenues for the period January 1, 1997 to October 15, 1997 were $8.7 million.

THE RECENT ACQUISITIONS

  Continental Farms Limited ("Continental Farms") and Atlantic Bouquet Company Limited ("Atlantic Bouquet"). Continental Farms and Atlantic Bouquet were under common ownership prior to their acquisition. Founded in 1972, Continental Farms is an importer and broker of perishable floral products from Central and South America. Continental Farms is located in Miami, Florida and sells fresh-cut floral products on consignment to approximately 600 customers, including retail florists and mass market retailers. Continental Farms has approximately 100 employees. Founded in 1994, Atlantic Bouquet is a bouquet manufacturer located in Miami, Florida. Atlantic Bouquet receives fresh-cut floral products from several importers, including Continental Farms, and uses them to manufacture bouquets and arrangements. Atlantic Bouquet distributes bouquets and arrangements throughout the United States to approximately 25 supermarket chains. Atlantic Bouquet has approximately 170 employees. Continental Farms and Atlantic Bouquet's combined revenues in 1997 were $62.5 million.

  XL Group, Inc. ("XL Group"). Founded in 1986, XL Group is an importer and distributor of fresh-cut floral products located in Miami, Florida. XL Group imports fresh-cut floral products from farms located primarily in Costa Rica, Ecuador and Colombia and distributes them throughout the United States to approximately 350 wholesale distributors and supermarkets. XL Group has approximately 95 employees. XL Group's annual revenues in 1997 were $32.3 million.

  Koehler & Dramm, Inc. ("Koehler & Dramm"). Founded in 1955, Koehler & Dramm is a regional floral products wholesaler serving retailers throughout the upper Midwest United States. Koehler & Dramm purchases floral products from domestic growers and importers, brokers and shippers and sells them to approximately 3,000 customers. Koehler & Dramm is headquartered in Minneapolis, Minnesota and has a branch operation in Kansas City, Missouri. Koehler & Dramm has approximately 120 employees. Koehler & Dramm's revenues for the fiscal year ended July 31, 1997 were $21.2 million.

  Everflora, Inc.("Everflora") and Everflora Miami, Inc. ("Everflora
Miami"). Everflora and Everflora Miami are both importers and brokers of perishable floral products. Everflora and Everflora Miami were both founded by Peter Unverdorben in 1985 and 1986, respectively. Everflora, headquartered in Creskill, New Jersey, purchases the majority of its products from suppliers in Europe and sells various types of flowers to wholesalers across the United States along with accompanying hard goods. Everflora Miami, headquartered in Miami, Florida, sells various types of flowers primarily imported from Central America and South America. Everflora and Everflora Miami have approximately 86 people. Their combined revenues in 1997 were $20.3 million.

  UltraFlora Corporation ("UltraFlora"). Founded in 1986, UltraFlora, headquartered in Miami, Florida, imports fresh-cut floral products primarily from Colombia and distributes them to approximately 35 mass market retailers throughout the United States and Canada. UltraFlora has approximately 31 employees. UltraFlora's annual revenues in 1997 were $17.1 million.

  H&H Flowers, Inc. ("H&H Flowers"). Founded in 1982, H&H Flowers, which does business under the name "La Fleurette," assembles and sells floral bouquets and other arrangements to supermarkets. H&H Flowers purchases the majority of the fresh-cut flowers used in its bouquets from importers and sells them to approximately 26 supermarkets. H&H Flowers currently employs approximately 76 people at its headquarters in Miami, Florida. H&H Flowers' annual revenues in 1997 were $17.7 million.

COMPANY PRODUCTS AND SERVICES

  Through the Operating Companies, the Company provides a full range of interrelated floral products and services, including importing, brokerage, wholesaling and bouquet manufacturing.

  Importing. Through CFX, Flower Trading, Continental Farms, XL Group, Everflora, Everflora Miami, and UltraFlora, the Company imports fresh flowers, including roses, carnations, chrysanthemums and alstromeria, from abroad, principally from Colombia and Ecuador. The Company imports flowers daily principally through the United States port of entry in Miami, Florida. These Operating Companies assist in clearing each shipment through United States customs, transferring the flowers to their own facilities for pre-cooling and then acting as intermediaries to link their available stocks of flowers with wholesalers throughout the country. To a limited extent, Alpine Gem also imports flowers grown in the Pacific Rim.

  Brokerage. Through Alpine Gem, the Company serves as a broker for domestic flowers, linking flowers grown primarily in California with wholesalers throughout the United States. Alpine Gem obtains information about maturing fresh flowers in California fields from a network of nearly 100 growers. At the same time, Alpine Gem gauges wholesaler demand for domestic flowers through contacts with wholesale distributors across the country. When matches are made, Alpine Gem obtains the flowers from the growers, breaks them down and repackages them to suit customer requirements and arranges delivery from the grower or from Alpine Gem to the wholesaler or bouquet company by refrigerated trucks operated by third-party shippers. To a lesser extent, CFX, Flower Trading, Continental Farms and Everflora Miami also serve as brokers.

  Wholesaling. Wholesalers sell imported and domestic perishable floral products and floral related hardgoods directly to thousands of retail florists as well as to mass market retailers. The Company operates as a wholesaler in Illinois, Virginia and Arizona through Houff; in Massachusetts, Connecticut, New York, New Hampshire and Rhode Island through Bay State; in Arkansas, Alabama, Mississippi, Oklahoma, Tennessee and Texas through United Wholesale; in Massachusetts, Vermont, New Hampshire and Maine through American Florist; and in Minnesota, Missouri, Wisconsin, Iowa, North Dakota, South Dakota, Kansas and Nebraska through Koehler & Dramm. Certain of the Operating Companies have multiple branches within a region in order to provide customers with timely and complete service.

  Upon receipt of shipments of flowers from suppliers, the Company's wholesalers process incoming flowers (i.e., break bulk, hydrate, re-cut stems and repackage to suit customer demand) to facilitate further distribution to retailers. In some cases, these wholesalers will also prepare specific arrangements to meet customer needs. Most of the Company's wholesale facilities are able to make deliveries to each of their retail customers once per day, and in some cases twice per day.

  Bouquet Manufacturing and Distribution. Through Monterey Bay, Atlantic Bouquet, H&H Flowers and American Florist the Company takes fresh flowers obtained from growers or importers and creates pre-packaged bunches or arrangements for distribution to retail florists and mass market retailers, and primarily to a large supermarket chain and a large chain discount retailer. Ultraflora also distributes bouquets.

SALES AND MARKETING

  The Operating Companies each employ a dedicated sales force to market floral products directly to entities at the next level of the distribution chain. Sales and marketing are conducted primarily on a one-to-one basis by telephone calls to established accounts. The Operating Companies employ an aggregate of approximately 339 salespersons. Most of these employees are compensated on a commission basis or through other incentive-based compensation programs that encourage employees to build existing business as well as generate new customer relationships.

  In addition, the Company's wholesalers typically maintain limited "showroom" space, for walk-in business from trade customers, in which hardgoods such as vases and ribbons are displayed for sale. Trade customers can also examine and select fresh flowers from the wholesalers' on-site coolers.

  The Company believes that the nationwide scope and significant scale that it can attain through its acquisition strategy will create opportunities, over time, to promote high-quality, brand-name products, principally through direct sales techniques and retail promotions. In addition, the Company intends to seek corporate account opportunities to market products to selected audiences of employees and corporate purchasing personnel.

SOURCES OF SUPPLY

  The Company primarily imports fresh flowers from abroad, principally from Colombia and Ecuador; and to a lesser extent, it purchases fresh flowers grown in the United States, principally from California. Although the Company does not generally enter into contracts with its suppliers, it actively manages relationships with a large number of growers, importers and brokers to obtain high-quality flowers in amounts and at times needed. In addition, when appropriate the Company enters into standing order arrangements with certain importers, which provide for fixed quantity purchases on a fixed price basis throughout the year with higher quantities at that price during peak demand periods, to ensure an adequate supply of flowers during periods of peak demand. The Company believes that it has good relationships with its suppliers and that the large number of current and potential suppliers should continue to make perishable floral products available to the Company as needed. The Company sources its hardgood products from a number of suppliers. The Company believes that it has good relationships with its suppliers, and that alternative sources of supply are readily available if necessary.

CUSTOMERS

  The Operating Companies have thousands of customers, consisting of other wholesalers and bouquet manufacturers, traditional florists and mass market retailers. Certain other participants in the floriculture industry, including wire services such as Florists' Transworld Delivery Association ("FTD") and order aggregators such as 1-800-FLOWERS (both of which rely upon traditional retail florists such as those supplied by the Company to fulfill their orders), are also indirect customers for the Company's products through the demand that their orders generate at retail florists. The Company generally does not enter into long-term sales contracts with its customers. The Company's sales are generally evidenced by a purchase order or other sales documentation limited to a specific sale. No single customer accounted for more than 5% of the Company's pro forma combined 1997 revenues. To a limited extent, the Operating Companies have historically been suppliers to and customers of each other; the Company expects that these relationships will continue in the future, and that the Company's strategy of fostering cooperation and teamwork may yield new opportunities for the Operating Companies and any subsequently acquired companies to pursue business together.

COMPETITION

  The distribution segment of the floriculture industry is highly competitive, with numerous distributors in each market. The Company competes with other importers, brokers, wholesalers and bouquet companies based upon price, credit terms, breadth of product offerings, product quality, customer service and location. In addition, the Company competes with other buyers and sellers of floral and floral related products, such as garden centers and farm stores. To the extent that the Company is unable to compete successfully against its existing and future competitors, its business, operating results and financial condition would be materially adversely affected. While the Company believes that it competes effectively within its industry, additional competitors with greater resources than the Company may enter the industry and compete effectively against the Company. Moreover, the Company may depend in part upon a trend toward consolidation in the floral products industry in order to execute effectively its acquisition and vertical integration strategy. This trend may not continue. If the Company's customers do not receive the Company's vertical integration strategy favorably, such customers have numerous alternative sources of supply. The Company is aware of one other publicly traded company which engages in a similar line of business and which the Company believes has a similar acquisition and vertical integration strategy. The existence of such a competitor may result in increased competition for suitable acquisition candidates and thereby increase the purchase prices required to be paid for such candidates.

EMPLOYEES

  As of February 27, 1998, the Company employed approximately 1,600 people. Approximately 970 employees were engaged in operations, 370 were engaged in sales, and 260 were engaged in a variety of administrative and managerial functions. Approximately 15 delivery personnel employed by Houff are members of Illinois Local 703 of the International Brotherhood of Teamsters, and are employed pursuant to a collective bargaining agreement. The Company believes that its relations with all of its employees are good.

FACTORS AFFECTING THE COMPANY'S PROSPECTS

  The prospects of the Company may be affected by a number of factors, including the matters discussed below:

  Absence of Combined Operating History. USA Floral was founded in April 1997 and has conducted operations since October 16, 1997. The Company acquired the Founding Companies simultaneously with the consummation of the IPO and consummated the acquisition of the Recent Acquisitions in January 1998. Prior to the Mergers, the Operating Companies were run independently and the Company may not be able to integrate these businesses, or any future acquisitions, successfully on an economic basis. The Company's management group has been assembled only recently and the management control structure is still in its formative stages. The pro forma combined financial results of the Company and the Operating Companies cover periods when the Company and the Operating Companies were not under common control or management and may not be indicative of the Company's future financial or operating results. Management of the individual Operating Companies will remain at the Operating Company level, in accordance with the Company's decentralized management philosophy. Currently, the full-time management employees of USA Floral include Robert J. Poirier, its Chairman of the Board, President and Chief Executive Officer, Raymond C. Anderson, its Chief Financial Officer, a Vice President of Administration, a Vice President of Marketing and a Controller; these employees are responsible for the Company's day-to-day management as a combined entity. Management may not be able to oversee the combined entity effectively or to implement effectively the Company's operating strategies. Any failure by the Company to implement its strategies or oversee effectively the combined entity could have a material adverse effect on the Company's business, financial condition and results of operations.

  Valuations of the Operating Companies Unrelated to Appraisals or Asset Values. Valuations of the Operating Companies were not established by independent appraisals, but were determined through negotiations between the Company and representatives of each of the Operating Companies. The consideration paid for each of the Operating Companies, including Operating Companies whose stockholders or partners became affiliates of the Company, was based exclusively on these private negotiations between the Company and the representatives of each Operating Company, in which a variety of factors-- including, but not limited to, the financial performance of each Operating Company, its markets, its management and the interest of its owners in reaching agreement upon a possible transaction--played roles; the consideration paid does not necessarily bear any relationship to the net book value of the acquired assets. For example, valuations of the Operating Companies determined solely by appraisals of the acquired assets would have been less than the consideration paid by the Company for the Operating Companies. In particular, the aggregate purchase price paid in the acquisitions of the Operating Companies was approximately $142.3 million greater than the amount of that purchase price allocated to the tangible assets acquired for purposes of the Company's pro forma balance sheet. The future performance of the Operating Companies may not be commensurate with the consideration paid to acquire the Operating Companies.

  Amortization of Intangible Assets. Approximately $52.6 million, or 49.0%, of the Company's total assets as of December 31, 1997 consists of goodwill arising from the Mergers (and $142.0 million, or 65.0%, of the Company's as adjusted pro forma total assets reflecting the Recent Acquisitions). Goodwill is an intangible asset that represents the difference between the aggregate purchase price for the net assets acquired and the amount of such purchase price allocated to such assets for purposes of the Company's pro forma balance sheet. The Company is required to amortize the goodwill from the Mergers over a period of time, with the amount amortized in a particular period constituting an expense that reduces the Company's net income for that period. In most cases, however, the amount amortized will not give rise to a deduction for tax purposes. In addition, the Company will be required to amortize the goodwill, if any, from any future acquisitions. A reduction in net income resulting from the amortization of goodwill may have an adverse impact upon the market price of the Common Stock.

  The Company plans to amortize goodwill associated with the acquisitions of the Operating Companies over a period of 40 years. The Company plans to evaluate continually whether events or circumstances have occurred that indicate that the remaining useful life of goodwill may warrant revision. Additionally, in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company will evaluate any potential goodwill impairments by reviewing the future cash flows of each respective acquired entity's operations and comparing these amounts with the carrying value of the associated goodwill.

  Risks Associated with Acquisition Strategy. The Company intends to grow significantly through the acquisition of additional floral products businesses. This strategy will entail reviewing and potentially reorganizing acquired business operations, corporate infrastructure and systems and financial controls. Unforeseen expenses, difficulties, complications and delays frequently encountered in connection with the rapid expansion of operations could inhibit the Company's growth.

  On October 16, 1997 the Company entered into a $100.0 million revolving credit facility (the "Credit Facility") with various lenders, for whom Bankers Trust Company ("BT") is agent. The Credit Facility contains certain covenants which will restrict the ability of the Company to engage in certain mergers, acquisitions and dispositions. Among other things, the Credit Facility provides that: (i) the total consideration for any acquisition may not exceed $25.0 million unless not more than 10% of such amount is in cash (which covenant was waived in order to effect the Continental Farms Merger); and (ii) for a group of acquisitions occurring within a six-month period, no less than one- third of the aggregate purchase price therefor may be in Common Stock of the Company. The Credit Facility also contains various customary financial covenants, including ratios of total debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") and EBITDA to fixed charges, each of which may limit the ability of the Company to pursue future acquisitions. As of March 18, 1998 the Company had outstanding indebtedness of $47.5 million under the Credit Facility. The Company is currently in discussions to increase the Credit Facility from $100.0 million to $150.0 million to fund future acquisitions. There can be no assurance that such increase will be obtained, or that, if obtained, it will be on terms as favorable as those existing under the present Credit Facility. In addition, the Company may also undertake other debt or equity financings in the future to meet its cash needs to fund acquisitions. There can be no assurance that either debt or equity financings will be undertaken in the future. See Item 7, "Management's Discussion and Analysis of Pro Forma Combined Financial Condition and Pro Forma Combined Results of Operations-- Liquidity and Capital Resources."

  There can be no assurance that the Company will maintain or accelerate its growth or anticipate all of the changing demands that expanding operations will impose on its management personnel, operational and management information systems, and financial systems. The Company may not be able to identify, acquire or manage profitably additional businesses or to integrate successfully any acquired businesses into the Company without substantial costs, delays or other operational or financial difficulties. Any failure by the Company to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

  Risks Related to Acquisition Financing. A significant portion of the Company's resources may be used for acquisitions. The timing, size and success of the Company's acquisition efforts and any associated capital commitments cannot be readily predicted. The Company currently intends to finance future acquisitions by using Common Stock, cash or a combination of Common Stock and cash. If the Common Stock does not maintain a sufficient per share market value, or if potential acquisition candidates are unwilling to accept Common Stock as part of the consideration for the sale of their businesses, the Company may be required to utilize more of its cash resources, if available, in order to maintain its acquisition program. If the Company does not have sufficient cash resources, its growth could be limited unless it is able to obtain additional capital through debt or equity financings. There can be no assurance that the Company will be able to obtain additional financing it may need for its acquisition program on terms that the Company deems acceptable.
To the extent the Company uses Common Stock for all or a portion of the consideration to be paid for future acquisitions, dilution may be experienced by existing stockholders. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

  Risks Related to Internal Growth and Operating Strategies. Key elements of the Company's strategy are to improve the profitability and to continue to expand the net sales of the Operating Companies and any subsequently acquired businesses. The Company's ability to increase net sales will be affected by various factors, including demand for, pricing and availability of floral products, the Company's ability to expand the range of products and services offered and the Company's ability to enter new markets successfully. Many of these factors are beyond the control of the Company, and the Company's strategies may not be successful or the Company may be unable to generate cash flow adequate for its operations and to support internal growth. A key component of the Company's strategy is to operate on a decentralized basis, with local management retaining responsibility for day-to-day operations, profitability and the growth of the business. If proper overall business controls are not implemented, this decentralized operating strategy could result in inconsistent operating and financial practices at the Operating Companies and subsequently acquired businesses, which could materially and adversely affect the Company's overall profitability. See "--Strategy."

  Seasonality and Cyclicality; Fluctuations in Quarterly Operating
Results. Unit sales of floral products have historically been seasonal, concentrated primarily in the first and second calendar quarters as a result of holidays such as Valentine's Day and Mother's Day. In particular, a significant portion of the Company's annual revenues is derived from sales of floral products for Valentine's Day. Historically, Valentine's Day sales have been relatively lower in those years when the holiday falls on a Saturday or Sunday, although in 1998 the Company's sales were marginally higher than pro forma 1997 sales. In 1999 Valentine's Day will be on a Sunday, which may result in lower sales than would otherwise be expected were the holiday to fall on a weekday.

By contrast with the first and second calendar quarters, unit sales of floral products are significantly lower in the third and fourth calendar quarters, which have relatively few flower-giving holidays.

  The Company believes that the floriculture industry is influenced by general economic conditions and particularly by the level of personal discretionary spending, and thus that the industry tends to experience periods of decline and recession during economic downturns. The industry may experience sustained periods of decline in sales in the future, and any such decline may have a material adverse effect on the Company.

  The Operating Companies have in the past experienced quarterly variations in revenues, operating income (including operating losses), net income (including net losses) and cash flows; negative fluctuations have been particularly pronounced, and net losses have been incurred by certain of the Operating Companies, in the third and fourth calendar quarters. The Company expects to continue to experience such quarterly fluctuations in operating results (including possible net losses) due to the factors discussed above, and may also experience quarterly fluctuations as a result of other factors, including an oversupply of, or diminishing price of, commodity floral products, the loss of a major customer, additional selling, general and administrative expenses to acquire and support new business and the timing and magnitude of required capital expenditures. The Company plans its operating expenditures based on revenue forecasts, and a revenue shortfall below such forecasts in any quarter would likely adversely affect the Company's operating results for that quarter. See Item 7, "Management's Discussion and Analysis of Pro Forma Financial Condition and Pro Forma Results of Operations--Seasonality and Cyclicality; Fluctuations in Quarterly Operating Results."

  Weather and Other Factors. The supply of perishable floral products is significantly dependent on weather conditions where the products are grown. Severe weather, including unexpected cold weather, may have an effect on the available supply of flowers at times of peak demand. For example, in order for a sufficient supply of roses to be available for sale on Valentine's Day, rose-growing regions must not suffer a freeze or other harsh conditions in the weeks leading up to the holiday. In addition, aberrations in weather patterns, such as those attributed to El Nino, and other factors, such as widespread disease affecting plants, may also have an effect on the available supply of flowers. Shortages or disruptions in the supply of fresh flowers or the inability of the Company to procure such materials from alternate sources at acceptable prices in a timely manner, could lead to the loss of customers which in turn could result in a material adverse effect on the Company's business, financial condition and results of operations.

  Competition. The distribution segment of the floriculture industry is highly competitive, with numerous distributors in each market. The Company competes with other importers, brokers, wholesalers and bouquet companies based upon price, credit terms, breadth of product offerings, product quality, customer service and location. In addition, the Company competes with other buyers and sellers of floral and floral-related products, such as garden centers and farm stores. To the extent that the Company is unable to compete successfully against its existing and future competitors, its business, operating results and financial condition would be materially adversely affected. While the Company believes that it competes effectively within its industry, additional competitors with greater resources than the Company may enter the industry and compete effectively against the Company. The Company may depend in part upon a trend toward consolidation in the floral products industry in order to execute effectively its acquisition and vertical integration strategy. This trend may not continue. If the Company's customers do not receive the Company's vertical integration strategy favorably, such customers have numerous alternative sources of supply. The Company is aware of at least one other publicly traded company which engages in a similar line of business and which the Company believes has a similar acquisition and vertical integration strategy. The existence of such a competitor may result in increased competition for suitable acquisition candidates and thereby increase the purchase prices required to be paid for such candidates.

  Dependence on Key Personnel. The Company believes that its success will depend to a significant extent upon the efforts and abilities of Robert J. Poirier, its co-founder, Chairman of the Board, President and Chief Executive Officer, Jonathan J. Ledecky, its co-founder and Non-Executive Chairman of the Board, the Company's other executive officers and, due to the Company's decentralized operating strategy, senior management of the Operating Companies. Pursuant to the Company's Bylaws, the duties of the Non-Executive

Chairman of the Board consist of presiding at meetings of the Board of Directors and stockholders of the Company, and do not include serving as an officer of the Company or performing any executive, supervisory or management functions or duties separate and apart from such individual's role as a director of the Company. While the Company has entered into employment agreements with Mr. Poirier and senior management of the Operating Companies, the Company cannot assure that such individuals will remain with the Company throughout the terms of the agreements, or thereafter. The Company likely will depend on the senior management of any significant business it acquires in the future. If the Company loses the services of one or more of these key employees before the Company is able to attract and retain qualified replacement personnel, the Company's business could be adversely affected. The Company does not maintain any policies of key person life insurance on the lives of its senior management personnel.

  Risks Associated with Imported Products; Anti-dumping Liability. The majority of the perishable floral products distributed by the Company are of foreign origin. These products are imported principally from countries in Central America and South America, including Colombia, Ecuador, Costa Rica and Mexico. Floral product purchases from Central American and South American countries are denominated in U.S. Dollars and therefore the Company believes that any devaluation in foreign currencies would not adversely impact the cost of its floral product purchases. Notwithstanding the above, any civil or political unrest in such economies, to the extent that they negatively affect exports, could impact the Company's ability to obtain floral products at periods of peak demand or to obtain such products at favorable prices. The Company is subject to the import and export restrictions of various jurisdictions and is dependent to some extent upon general economic conditions in and political relations with a number of foreign countries. Although such restrictions and conditions have not had a material impact on the operations of the Company or the Operating Companies to date, there can be no assurance that such restrictions and conditions will not have a material adverse effect on the Company's business, financial condition and results of operations. One such factor, among others, is the imposition of anti-dumping duties upon certain imports of perishable floral products. "Dumping" is the practice whereby importers sell flowers in the United States at prices below the flowers' home market value. The U.S. Commerce Department investigates claims of dumping made by domestic growers. If the U.S. Commerce Department determines that an importer sold flowers for a price less than the home market value, then the U.S. Commerce Department will impose an anti-dumping duty upon the importer. The U.S. Commerce Department is currently conducting anti-dumping reviews related to the sales of certain flowers imported from Colombia. The U.S. Department of Commerce has undertaken ten reviews, the most recent being for the period ended February 27, 1997. As a result of such reviews, certain of the Operating Companies that import flowers have been subject to antidumping duties. Certain of the Operating Companies that import flowers impose a surcharge upon sales of flowers and maintain accruals to offset any final duty that may be imposed. The surcharge is imposed because, although "dumping," if any, is an activity that is purportedly engaged in by growers, not importers, any final duty assessed is paid by importers, rather than by growers. Since any liability will ultimately be paid by the importers, the Company maintains an accrual for the possible liability to the extent described in its financial statements. In effect, the surcharge helps importers to generate the cash necessary to pay any finally-determined duties. The accrued balance may not be adequate to satisfy any duty that is assessed. In addition, the U.S. Commerce Department may initiate additional reviews at any time and duties may be imposed on sales of flowers for which the importers have not maintained accruals.

  Holding Company Structure. The Company is a holding company, the principal assets of which are the shares of the capital stock or partnership interests of its subsidiaries, the Operating Companies. As a holding company without independent means of generating operating revenues, the Company depends on dividends and other payments from the Operating Companies to fund its obligations and meet its cash needs. Expenses of the Company include salaries of its executive officers, insurance, professional fees and service of any indebtedness that may be outstanding from time to time. The Operating Companies may not make sufficient dividend or other payments to permit the Company to fund its obligations or meet its cash needs, in whole or in part.

  Absence of Contractual Relationships with Customers. Companies in the floral products industry generally do not enter into sales contracts with their customers requiring them to make purchases over any specific term.

Instead, sales are generally evidenced by purchase orders or similar documentation limited to specific sales. As a result of these practices, the Company's customers generally have the right to terminate their relationships with the Company without penalty and with little or no notice. Accordingly, a customer from which the Company generates substantial revenue in one period may not be a substantial source of revenue in a subsequent period. If the Company's customers elect to reduce or cease purchases from the Company, the Company's business, financial condition and results of operations would be materially and adversely affected.

  Potential Conflicts of Interest. The Company is subject to risks associated with potential conflicts of interest that may arise out of the interrelationships among certain directors of the Company or officers of the Operating Companies and related third-party entities with which the Operating Companies conduct business transactions. Dwight Haight, President of CFX and a director, owns a 25% interest in two farms, Miramonte and Mocari, located in Colombia, from which CFX purchases floral products. Mr. Haight also owned a 50% interest in H&H Flowers, which was recently acquired by the Company. John
T. Dickinson, President of American Florist and a director, has an ownership interest in a rose farm, Meadow Flowers, located in Ecuador, from which American Florist purchases roses. John Vaughan, a director, has an indirect ownership interest in certain Colombian farms from which Continental Farms purchases floral products. In addition, in certain other of the Recent Acquisitions the Company has continued pre-existing relationships with such sellers, including supply arrangements, leasing arrangements, freight services and certain management services. While the Company intends to conduct all related-party transactions on terms no less favorable than those the Company could negotiate with an unrelated third party, the interests of such persons in their capacities with related third-party entities may come into conflict with the interests of such persons in their capacities with the Company. The Company believes that it is likely that additional related-party transactions will arise in the future as a result of future acquisitions.

  Potential Influence of Existing Stockholders. As of March 18, 1998, the Company's executive officers and directors beneficially own an aggregate of approximately 23.7% of the outstanding shares of Common Stock. The Company's officers and directors if acting together may be able to exercise significant control over the election of directors and matters requiring the approval of the stockholders of the Company. This concentration of ownership may also have the effect of delaying or preventing a change in control of the Company.

  Shares Eligible for Future Sale. As of March 18, 1998, 12,924,193 shares of Common Stock were outstanding. The 5,750,000 shares sold in the IPO are freely tradeable without restriction or further registration under the Securities Act, unless acquired by an "affiliate" of the Company, as that term is defined in Rule 144 promulgated under the Securities Act ("Rule 144"); shares held by affiliates will be subject to resale limitations of Rule 144 described below. In addition, approximately 3,012,141 shares issued to non-affiliates in the Recent Acquisitions under this Prospectus may be sold in accordance with the provisions of Rule 145 promulgated under the Securities Act subject to contractual lock-up periods contained in the Merger Agreements for the acquisitions of the Recent Acquisitions. Further, 3,862,052 shares of Common Stock issued to the co-founders and initial investors of USA Floral and to the stockholders of the Founding Companies will be available for resale at various dates after April 7, 1998, upon expiration of applicable lock-up agreements and subject to compliance with Rule 144 as the holding provisions of Rule 144 are satisfied. Of those shares, 3,972,052 may be included in certain registration statements that may be filed by the Company, in accordance with piggyback registration rights granted pursuant to the Merger Agreements or pursuant to such rights granted to Mr. Ledecky and Mr. Poirier. Further, 2,193,705 shares of Common Stock are issuable upon the exercise of stock options, of which options to purchase 160,000 shares are currently exercisable. The Company has filed a registration statement on Form S-8 to register the issuance of the shares issuable upon the exercise of certain of such options. In addition, there are 9,487,859 shares of Common Stock which remain available to be offered by a registration statement on Form S-1 presently on file with the Commission which shares will be freely tradeable after their issuance by persons not affiliated with the Company, subject to compliance with Rule 145 under the Securities Act and any contractual lock-up restrictions. Sales, or the availability for sale, of substantial amounts of the Common Stock in the public market could adversely affect prevailing market prices and the future ability of the Company to raise equity capital and to complete acquisitions in which all or a portion of the consideration is Common Stock.

  Possible Volatility of Stock Price. The trading price of the Common Stock could be subject to significant fluctuations in response to activities of the Company, its competitors, variations in quarterly operating results, changes in market conditions and other events or factors. Such events or factors may include, without limitation, the public markets' reaction (favorable or unfavorable) to announcements by the Company of a proposed acquisition or series of acquisitions. Moreover, the stock market in the past has experienced significant price and value fluctuations, which have not necessarily been related to corporate operating performance. The volatility of the market could adversely affect the market price of the Common Stock and the ability of the Company to raise equity in the public markets.

  Dilution to New Investors; Voting Power. If the Company issues additional shares of Common Stock in the future, including shares which may be issued pursuant to option grants, earn-out arrangements and future acquisitions, purchasers of Common Stock may experience dilution in the net tangible book values per share of the Common Stock. In addition, since the stockholders do not have any preemptive right to purchase additional shares in the future, their voting power will be diluted by future issuance of shares.

  Certain Antitakeover Provisions. Certain provisions of the Company's Certificate of Incorporation and Bylaws and Delaware law may make a change in the control of the Company more difficult to effect, even if a change in control were in the stockholders' interest. Pursuant to the Certificate of Incorporation and Bylaws, the Board of Directors is divided into three classes of directors elected for staggered three-year terms. In addition, the Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibit the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an "interested stockholder," unless the business combination is approved in a prescribed manner.

  Year 2000 Compliance. As a result of certain existing computer programs having been written using two digits rather than four digits to define the applicable year, date-sensitive software may be unable to process date information from and after January 1, 2000, or between years ending prior to December 31, 1999 and years commencing on or after January 1, 2000. For example, such date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices, or engage in similar ordinary business activities. The Company is in the process of converting its computer systems to make them "Year 2000 compliant." Such conversion is being undertaken by internal personnel and through third-party consultants. The Company is currently unable to predict the extent to which its inability, in whole or in part, to make its date-sensitive software Year 2000 compliant, or to deal with vendors or customers whose date-sensitive software is not Year 2000 compliant, will affect its operations if such conversion is not timely completed or accurately completed. The failure of the Company or any significant vendor or customer to convert its systems timely or accurately may have a material adverse effect on the Company.

EXECUTIVE OFFICERS

  The following table sets forth certain information concerning each of the executive officers of the Company as of March 18, 1998:

NAME                     AGE                  POSITION WITH THE COMPANY
----                     ---                  -------------------------
Robert J. Poirier.......  46 Chairman of the Board, President and Chief Executive Officer
Raymond C. Anderson.....  32 Chief Financial Officer

  Robert J. Poirier co-founded the Company in April 1997 and has since served as its Chairman of the Board, President and Chief Executive Officer. Mr. Poirier served as Vice President of 1-800-FLOWERS from 1993 until March 1997, and was most recently responsible for that company's florist network operations, consisting of 2,500 independent retail florists. From 1989 to 1993, Mr. Poirier served as Group Director of FTD. Mr. Poirier has been employed in the floral products industry for 22 years, and has extensive experience at all levels of the floral distribution channel.

  Raymond C. Anderson has been the Chief Financial Officer of the Company since July 1997. From May 1997 until September 1, 1997, Mr. Anderson served as the President and Chief Operating Officer of Houff. From

April 1995 until May 1997, Mr. Anderson served as the Vice President-Finance of Houff. From 1991 until April 1995, Mr. Anderson was associated with the Tax Division of Arthur Andersen & Co. Mr. Anderson is the son-in-law of Roy O. Houff, a director of the Company.

ITEM 2. PROPERTIES

  The Company's corporate offices are located in leased space in Washington, D.C. at 1025 Thomas Jefferson Street, N.W., Suite 600 West, Washington, D.C. 20007. The telephone number of its principal executive offices is (202) 333-0800.

  In addition to its corporate offices, the Company maintained the following facilities as of February 27, 1998:

                                                                         OWNED OR
COMPANY           LOCATION                   PRINCIPAL USE                LEASED
-------           --------                   -------------               --------
Houff......  Chicago, IL        Headquarters and Distribution Facility    Owned
             Chicago, IL        Distribution Facility                     Owned
             Normal, IL         Distribution Facility                     Owned
             Wheeling, IL       Distribution Facility                     Owned
             Phoenix, AZ        Distribution Facility                     Owned
             Norfolk, VA        Distribution Facility                     Owned
             Richmond, VA       Distribution Facility                     Leased
CFX........  Miami, FL          Headquarters, Sales Office, Distribution  Leased
                                 Facility
Bay State..  Waltham, MA        Headquarters and Distribution Facility    Leased
             Springfield, MA    Distribution Facility                     Leased
             Cromwell, CT       Distribution Facility                     Leased
             Manchester, NH     Distribution Facility                     Leased
             Clifton Park, NY   Distribution Facility                     Leased
             Providence, RI     Distribution Facility                     Leased
Flower       Miami, FL          Headquarters, Sales Office, Distribution  Leased
 Trading...                      Facility
United       Little Rock, AR    Headquarters                              Leased
 Wholesale.
             Little Rock, AR    Distribution Facility                     Leased
             Fort Smith, AR     Distribution Facility                     Leased
             Mobile, AL         Distribution Facility                     Leased
             Jackson, MS        Distribution Facility                     Owned
             Tupelo, MS         Distribution Facility                     Leased
             Oklahoma City, OK  Distribution Facility                     Owned
             Tulsa, OK          Distribution Facility                     Leased
             Jackson, TN        Distribution Facility                     Owned
             Memphis, TN        Distribution Facility                     Owned
             Amarillo, TX       Distribution Facility                     Leased
             Longview, TX       Distribution Facility                     Leased
             Texarkana, TX      Distribution Facility                     Leased
             Tyler, TX          Distribution Facility                     Leased
American     Woburn, MA         Headquarters and Distribution Facility    Leased
 Florist...
Monterey     Watsonville, CA    Headquarters and Bouquet Manufacturing    Leased
 Bay.......                      Facility
Alpine Gem.  Thompson Falls, MT Headquarters and Sales Office             Leased
             Watsonville, CA    Sales Office and Distribution Facility    Leased

                                                                       OWNED OR
COMPANY            LOCATION                 PRINCIPAL USE               LEASED
-------            --------                 -------------              --------
Continental                                                             Owned
 Farms and
 Atlantic
 Bouquet....... Miami, FL       Headquarters
                Miami, FL       Bouquet Manufacturing Facility          Owned
XL Group....... Miami, FL       Headquarters and Distribution Facility  Leased
Koehler &       Minneapolis, MN Headquarters and Distribution Facility  Leased
 Dramm.........
                Kansas City, MO Distribution Facility                   Leased
Everflora and                                                           Leased
 Everflora
 Miami......... Creskill, NJ    Headquarters and Distribution Facility
                Miami, FL       Headquarters and Distribution Facility  Leased
UltraFlora      Miami, FL       Headquarters and Distribution Facility  Leased
H&H Flowers.... Miami, FL       Headquarters, Sales Office and          Leased
                                 Bouquet Manufacturing Facility

  The Company believes that its facilities are adequate for the Company's current operations.

ITEM 3. LEGAL PROCEEDINGS

  The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR THE COMPANY'S COMMON STOCK

  The Company's Common Stock has been quoted on the Nasdaq National Market since October 10, 1997. On March 18, 1998, the last sale price of the Common Stock was $22.94 per share. The following table sets forth the range of high and low bid prices for the Common Stock for the periods indicated. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                                                 HIGH    LOW
                                                                                ------ -------
1997.................... Fourth Quarter (October 10, 1997 to December 31, 1997) $21.25 $13.125
1998.................... First Quarter (January 1, 1998 to March 18, 1998)      $24.25 $15.125

  As of March 18, 1998, there were approximately 110 holders of record of the Company's Common Stock. The Company believes that a substantially larger number of beneficial owners hold such shares of Common Stock in depository or nominee form.

  The Company does not anticipate paying any cash dividends on its Common Stock in the foreseeable future because it intends to retain its earnings, if any, to finance the expansion of its business and for general corporate purposes. Any payment of future dividends will be at the discretion of the Board of Directors and will depend upon, among other factors, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other considerations that the Company's Board of Directors deems relevant. In addition, the Company's Credit Facility includes restrictions on the ability of the Company to pay dividends without the consent of BT.

RECENT SALES OF UNREGISTERED SECURITIES

  On April 22, 1997 the registrant sold 1,000,000 shares of its common stock to Robert J. Poirier in an organizational subscription for aggregate cash consideration of $1,000. The transaction was intended to be exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof.

  On April 22, 1997 the registrant sold 1,000,000 shares of its common stock to Jonathan J. Ledecky in an organizational subscription for aggregate cash consideration of $1,000. The transaction was intended to be exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof.

  On April 23, 1997, the registrant sold 100,000 shares of its common stock to Jonathan J. Ledecky in an organizational subscription for aggregate cash consideration of $100,000. The transaction was intended to be exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof.

  On April 23, 1997, the registrant sold 100,000 shares of its common stock to Dewey K. Shay in an organizational subscription for aggregate cash consideration of $100,000. The transaction was intended to be exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof.

  On April 23, 1997, the registrant sold 100,000 shares of its common stock to Edward J. Mathias in an organizational subscription for aggregate cash consideration of $100,000. The transaction was intended to be exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof.

  On May 8, 1997, the registrant sold 25,000 shares of its common stock to Mark Ein in an organizational subscription for aggregate cash consideration of $25,000. The transaction was intended to be exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof.

  On May 10, 1997, the registrant sold 25,000 shares of its common stock to John A. Quelch in an organizational subscription for aggregate cash consideration of $25,000. The transaction was intended to be exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof.

  On May 25, 1997, the registrant sold 50,000 shares of its common stock to Joanne C. McClure in an organizational subscription for aggregate cash consideration of $50,000. The transaction was intended to be exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof.

  As of August 5, 1997, the registrant entered into an Amended and Restated Agreement and Plan of Contribution with CFX, Inc. ("CFX"), Floral Acquisition Corporation and Dwight Haight, James A. Hill and Michael Grover, pursuant to which the registrant agreed, and subsequently issued, 250,000 shares of its Common Stock, as partial consideration for the merger of a wholly-owned subsidiary of the registrant with and into CFX. Pursuant to the Agreement and Plan of Contribution, the Company agreed, and subsequently granted, options to purchase that number of shares of Common Stock equal to 6.25% of the Consideration (as defined in the Agreement and Plan of Contribution) to certain employees of CFX following consummation of the merger. The transaction was intended to be exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof.

  As of August 6, 1997, the registrant entered into an Amended and Restated Agreement and Plan of Contribution with Bay State Florist Supply ("Bay State"), and BSF Acquisition Corp., pursuant to which the registrant agreed, and subsequently issued, 495,550 shares of its Common Stock, as partial consideration for the merger of a wholly-owned subsidiary of the registrant with and into Bay State. Pursuant to the Agreement and Plan of Contribution, the Company agreed, and subsequently granted, options to purchase that number of shares of Common Stock equal to 6.25% of the Consideration (as defined in the Agreement and Plan of Contribution) to certain employees of Bay State following consummation of the merger. The transaction was intended to be exempt from the registration requirements of the Securities Act by virtue of
Section 4(2) thereof.

  As of August 5, 1997, the registrant entered into an Amended and Restated Agreement and Plan of Contribution with Alpine Gem Flower Shippers, Inc. ("Alpine Gem"), AGFS Acquisition Corp. and John Q. Graham, Jr. and Diane Lizotte-Graham, pursuant to which the registrant agreed, and subsequently issued, 160,000 shares of its Common Stock, as partial consideration for the merger of a wholly-owned subsidiary of the registrant with and into Alpine Gem. Pursuant to the Agreement and Plan of Contribution, the Company agreed, and subsequently granted, options to purchase that number of shares of Common Stock equal to 6.25% of the Consideration (as defined in the Agreement and Plan of Contribution) to certain employees of Alpine Gem following consummation of the merger. The transaction was intended to be exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof.

  As of August 4, 1997, the registrant entered into an Agreement and Plan of Contribution with United Wholesale Florists, Inc., United Wholesale Florists of America, Inc., UWF Acquisition Corp., UWFA Acquisition Corp. and G. Warren Stephenson and Raymond R. Ashmore, pursuant to which the registrant agreed, and subsequently issued, 268,500 shares of its Common Stock as partial consideration for the merger of wholly-owned subsidiaries of the registrant with and into United Wholesale. Pursuant to the Agreement and Plan of Contribution, the Company agreed, and subsequently granted, options to purchase that number of shares of Common Stock equal to 6.25% of the Consideration (as defined in the Agreement and Plan of Contribution) to certain employees of United Wholesale following consummation of the merger. The transaction was intended to be exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof.

  As of August 5, 1997, the registrant entered into an Amended and Restated Agreement and Plan of Contribution with The Roy Houff Company ("Houff"), RHI Acquisition Corp. and Roy O. Houff, pursuant to which the registrant agreed, and subsequently granted, options to purchase that number of shares of Common Stock equal to 6.25% of the Consideration (as defined in the Agreement and Plan of Contribution) to certain employees of Houff following consummation of the merger. The transaction was intended to be exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof.

  As of August 5, 1997, the registrant entered into an Agreement and Plan of Contribution with American Florist Supply, Inc. ("American Florist"), AFS Acquisition Corp. and John T. Dickinson, pursuant to which the registrant agreed, and (i) subsequently granted options to purchase that number of shares of Common Stock equal to 6.25% of the Consideration (as defined in the Agreement and Plan of Contribution) (ii) agreed to issue up to that number of shares of Common Stock with an aggregate value of up to $2,400,000 pursuant to an earn-out arrangement if certain conditions were met, all of which shares (totaling 141,750 shares) were issued on February 27, 1998. The transactions were intended to be exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof.

  As of August 5, 1997, the registrant entered into an Amended and Restated Agreement and Plan of Contribution with Monterey Bay Bouquet, Inc. ("Monterey Bay"), Bay Area Bouquets, Inc., USA Floral Acquisition Co. and Jeffrey Brothers, Philip Buran and Douglas Anderson, pursuant to which the registrant agreed, and (i) subsequently granted options to purchase that number of shares of Common Stock equal to 6.25% of the Consideration (as defined in the Agreement and Plan of Contribution) to certain employees of Monterey Bay following consummation of the merger (ii) agreed to issue up to that number of shares of Common Stock with an aggregate value of up to $3,000,000 pursuant to an earn-out arrangement if certain conditions were met, all of which shares (totaling, 177,187 shares) were issued on February 27, 1998. The transactions were intended to be exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof.

  As of August 4, 1997, the registrant entered into an Agreement and Plan of Contribution with Flower Trading Corporation, Flowtrad Corporation N.V., FT Acquisition Corp., Gustavo Moreno, Seacross Trading, Inc. and Alvaro McAllister, pursuant to which the registrant agreed, and subsequently issued, 160,000 shares of its Common Stock as partial consideration for the merger of a wholly-owned subsidiary of the registrant with and into Flower Trading. Pursuant to the Agreement and Plan of Contribution, the Company agreed, and subsequently granted, options to purchase that number of shares of Common Stock equal to 6.25% of the Consideration (as defined in the Agreement and Plan of Contribution) to certain employees of Flower Trading following consummation of the merger. The transaction was intended to be exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof.

  On August 6, 1997, the registrant granted Jonathan J. Ledecky an option to purchase 110,000 shares of Common Stock at an exercise price equal to the initial public offering price. The transaction was intended to be exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof. In addition, on October 9, 1997 the registrant sold 110,000 shares of its Common Stock to Jonathan J. Ledecky for aggregate cash consideration of 1,430,000, upon exercise of the above-described option. The transaction was intended to be exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof.

USES OF PROCEEDS FROM REGISTERED SECURITIES

  On October 9, 1997, the Commission declared effective the Company's IPO Registration Statement on Form S-1 (File No. 333-33131). The Registration Statement covered the sale of 5,000,000 shares of the Company's Common Stock at an offering price of $13 per share. The managing underwriters in the offering were Morgan Stanley Dean Witter, BancAmerica Robertson Stephens and Smith Barney Inc. (the "Underwriters") In addition to the 5,000,000 shares of Common Stock offered, the Underwriters were given an option to purchase up to an additional 750,000 shares of Common Stock at an offering price of $13 per share. On October 16, 1997 the Company sold to the Underwriters 5,750,000 shares of Common Stock for an aggregate consideration of $74,750,000, less underwriting discounts and commissions of $5,232,000, and other expenses of $2,941,000, for net proceeds to the Company of $66,577,000. The other expenses of $2,941,000 were paid to third parties not affiliated with the Company. From the amount of net proceeds, and amounts drawn under the Company's existing Credit Facility with BT, approximately $46.4 million in cash was paid by the Company to third parties (previously unrelated to the Company) through December 31, 1997 in connection with the acquisitions of the Founding Companies and S Corporation distributions related to certain of these acquisitions. After the Founding Company Mergers, a principal of each of the Founding Companies was elected to the Company's Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

  On October 16, 1997, the Company acquired the Founding Companies simultaneously with the consummation of its IPO. Additionally, in January 1998 the Company consummated the acquisitions of the Recent Acquisitions. The following selected financial data represents (i) the actual historical financial data for the Company, (ii) Pro Forma Founding Companies financial data which gives effect to the IPO and the acquisition of the Founding Companies as if they had occurred on January 1, 1997 and (iii) Pro Forma Recent Acquisitions financial data which gives additional effect to the consummation of the acquisitions of the Recent Acquisitions as if they occurred on January 1, 1997. The pro forma data are not necessarily indicative of operating results or financial position that would have been achieved had the events described above been consummated on such dates and should not be construed as representative of future operating results or financial position. The selected pro forma combined financial data should be read in conjunction with the Unaudited Pro Forma Combined Statement of Operations and the notes thereto and the historical financial statements of the Company and the Founding Companies and the notes thereto included elsewhere in this Form 10-K.

                           APRIL 22, 1997
                               THROUGH
                          DECEMBER 31, 1997         YEAR ENDED DECEMBER 31, 1997
                          ----------------- --------------------------------------------
                               ACTUAL             PRO FORMA             PRO FORMA
                            USA FLORAL(1)   FOUNDING COMPANIES(2) RECENT ACQUISITIONS(3)
                          ----------------- --------------------- ----------------------
                                  (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS
 DATA:
Net sales...............      $  37,380           $ 184,124             $  356,741
Gross profit............         10,695              52,868                 99,154
Selling, general and
 administrative expense.          9,791              44,116                 77,052
Goodwill amortization...            275               1,321                  3,556
Operating income........            629               7,431                 18,546
Interest and other
 (income) expense, net..           (277)               (873)                 2,175
Income before income
 taxes..................            906               8,304                 16,371
Net income..............      $     416           $   4,454             $    8,400
                              =========           =========             ==========
Net income per share
 (basic and diluted)....      $     .09           $     .50             $      .63
                              =========           =========             ==========
Shares used in computing
 net income per share--
 Basic(4)...............      4,734,198           8,845,711             13,278,610
 Diluted(4).............      4,824,097           8,944,382             13,377,281
                                                      AS OF DECEMBER 31, 1997
                                            --------------------------------------------
                                                                        PRO FORMA
                                                  ACTUAL(1)            COMBINED(5)
                                            --------------------- ----------------------
                                                           (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital (deficit).................        $  21,060             $  (23,245)
Total assets..............................          107,248                218,454
Short-term debt...........................              290                 40,956
Total long term debt......................              309                    361
Stockholders' equity......................           86,165                142,433

--------
(1) Represents the historical statement of operations data from April 1997 (inception) to December 31, 1997 and the financial position as of December 31, 1997 for the Company, which includes the Founding Companies subsequent to their acquisition on October 16, 1997.

(2) Pro Forma Founding Companies represents statement of operations data for the Company as if the IPO and the acquisitions of the Founding Companies had been consummated as of January 1, 1997.

(3) Pro Forma Recent Acquisitions represents statement of operations data for the Company as if the IPO and the acquisitions of the Founding Companies and the Recent Acquisitions had been consummated as of January 1, 1997.

(4) For calculation of the shares used in computing pro forma net income per share see Note 3 to the Unaudited Pro Forma Combined Statement of Operations included herein. Shares used for Pro Forma Recent Acquisitions reflect an additional 3,366,558 shares for those acquisitions; such shares include those issuable in the UltraFlora earn-out arrangement, but do not include any shares that might be issuable under earn-out arrangements for XL Group and H & H Flowers. See Item 1. "Business--The Operating Companies."

(5) Pro Forma Combined Balance Sheet Data assume that the acquisitions of the Recent Acquisitions were consummated on December 31, 1997.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  USA Floral was founded in April 1997 to create a national consolidator and operator of floral products distribution businesses. The Company engages primarily in the importing and distribution of perishable floral products (including fresh-cut flowers, greens and potted plants) and the wholesale distribution of floral-related hardgoods, including vases and glassware, foam for flower arranging, tools and other supplies, provides pre-packaged floral bouquets and arrangements to retail florists and mass market retailers and engages in brokerage services for wholesalers of both foreign and domestic cut flowers.

  The Company commenced operations on October 16, 1997, the date of the consummation of the IPO and the acquisition of the Founding Companies in eight separate transactions. In January 1998 the Company consummated the acquisition of the Recent Acquisitions in six separate transactions. Prior to the acquisition of each Operating Company, each Operating Company was run independently. The Company intends to integrate these businesses, their operations and their administrative functions over a period of time. Such integration may present opportunities to reduce costs through the elimination of duplicate functions and through economies of scale, and may necessitate additional costs and expenditures for corporate management and administration, corporate expenses related to being a public company, systems integration, employee relocation and severance and facilities expansion. These various costs and possible cost-savings may make comparison of future operating results with historical operating results difficult.

  The Company derives its revenues from the sale of perishable floral products and floral-related hardgoods. Sales of perishable products, which include cut flowers, bouquets and potted plants, accounted for approximately 90% of the Company's pro forma combined revenues in 1997. Sales of floral-related hardgoods, which include vases and glassware, foam for flower arranging, tools and other supplies accounted for approximately 10% of the pro forma combined revenues in 1997.

  Net sales are recognized upon the shipment of products to customers. Cost of sales generally includes the cost of perishable products and floral-related hardgoods plus the cost of in-bound freight. In addition, the cost of sales for bouquet companies also includes production costs. Although the Company generally does not enter into long-term contracts with its suppliers, it does conduct business on a fixed-price "standing order" basis with certain importers in order to insure an adequate supply of flowers during periods of peak demand. In general, the Operating Companies have been able to pass on most of their direct price increases to customers. Selling, general and administrative costs include warehouse and customer delivery expenses, employee salaries, telephone expenses, advertising and promotional expenses, wages and benefits, depreciation and occupancy costs.

  The Operating Companies operated historically as independent, privately-owned entities, and their results of operations reflect varying tax structures, including S and C corporations and partnerships, which have influenced the historical level of the sellers' compensation. As a result of varying practices regarding compensation to employee-sellers among the Operating Companies, the comparison of operating margins among the Operating Companies and from period to period in respect of a particular Operating Company would not be meaningful. Effective upon consummation of the Mergers, certain employee-sellers entered into employment agreements and the aggregate compensation paid to the sellers of the Operating Companies was reduced. See "Pro Forma Results of Operations of the Operating Companies." This compensation differential has been reflected in the Unaudited Pro Forma Combined Statement of Operations.

RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the Consolidated Financial Statements for the Company and the related notes thereto appearing elsewhere in this Form 10-K.

                                                                 YEAR ENDED
                                                              DECEMBER 31, 1997
                                                              ------------------
Net Sales.................................................... $  37,380   100.0%
Cost of Sales................................................    26,685    71.4
Selling, General and Administrative Expenses.................     9,791    26.2
Goodwill Amortization........................................       275     0.7
                                                              --------- -------
Operating Income............................................. $     629     1.7%
                                                              ========= =======

  Net Sales. Net sales for the period from inception (April 22, 1997) through December 31, 1997 were $37.4 million. The Company had no significant revenues until October 16, 1997, the date of the Founding Company Mergers.

  Cost of Sales. Cost of sales for the period from inception through December 31, 1997 was $26.7 million. Cost of sales as a percentage of net sales was 71.4%, resulting in a gross profit margin of 28.6%.

  Selling, General and Administrative. Selling, general and administrative expenses were $9.8 million for the period from inception through December 31, 1997. Selling, general and administrative expenses for the period were 26.2% as a percentage of net sales.

  Operating Income. Operating income was $0.6 million for the period from inception through December 31, 1997. Operating income was negatively impacted by the additional expense of being a public company.

  Net Income. The Company had net income of $0.4 million for the period from inception through December 31, 1997, or $0.09 per share based upon 4,734,198 weighted average shares (basic) outstanding. The Company believes that net income for the period is not meaningful because the Company had no significant revenues until October 16, 1997. The Company believes that net income per share data for the period is also not meaningful as it reflects a weighted average of shares outstanding over the period which is significantly less than the number of shares outstanding on December 31, 1997.

PRO FORMA COMBINED RESULTS OF OPERATIONS FOR THE FOUNDING COMPANIES

  The following discussion should be read in conjunction with the Unaudited Pro Forma Combined Statement of Operations and the related notes thereto, and the historical financial statements of the Company and of the Founding Companies and the related notes thereto, appearing elsewhere in this Form 10-K.

                                                                 YEAR ENDED
                                                             DECEMBER 31, 1997
                                                             -------------------
Net Sales................................................... $  184,124   100.0%
Cost of Sales...............................................    131,256    71.3
Selling, General and Administrative Expenses................     44,116    24.0
Goodwill Amortization.......................................      1,321     0.7
                                                             ---------- -------
Operating Income............................................ $    7,431     4.0%
                                                             ========== =======

  Net Sales. Net sales increased to $184.1 million in the year ended December 31, 1997 ("Pro Forma 1997") from $175.5 million in the year ended December 31, 1996 ("Pro Forma 1996"), an increase of $8.6 million, or 4.9%. This increase was primarily driven by CFX and Flower Trading, which accounted for $4.5 million of the increase as a result of increased sales volume, obtaining higher prices for certain products, and a fuel surcharge fee related to airline shipments that was added to customer invoices, and a $2.5 million increase at Monterey Bay as a result of increases in volume primarily due to additional promotional activities. These increases were partially offset by a decrease at Houff as a result of the closing of its wholesale distribution facility in Atlanta, Georgia in October 1996.

  Cost of Sales. Cost of sales increased to $131.3 million in Pro Forma 1997 from $126.2 million in Pro Forma 1996, an increase of $5.1 million, or 4.0%, primarily as a result of the increases in net sales discussed above. As a percentage of net sales, costs of sales decreased to 71.3% in Pro Forma 1997 from 71.9% in Pro Forma 1996. The decrease in cost of sales as a percentage of net sales was primarily a result of the Founding Companies obtaining more favorable prices, partially due to increased volume purchasing, better inventory management and reduced freight costs.

  Selling, General and Administrative. Selling, general and administrative expenses increased to $45.4 million in Pro Forma 1997 from $44.6 million in Pro Forma 1996, an increase of $0.8 million, or 1.8%. The increase was primarily a result of increased personnel costs to support the increases in net sales discussed above. As a percentage of net sales, selling, general and administrative expenses decreased to 24.0% in Pro Forma 1997 from 24.7% in Pro Forma 1996, primarily as a result of spreading fixed costs over increased sales.

  Operating Income. As a result of the factors discussed above, operating income was $7.4 million in Pro Forma 1997 which represented a net operating margin of 4.0%. Due to the factors set forth in "--General," a comparison to Pro Forma 1996 would not be meaningful.

PRO FORMA RESULTS OF OPERATIONS INCLUDING THE RECENT ACQUISITIONS

  In January 1998 the Company consummated the acquisitions of the Recent Acquisitions.

  The following unaudited pro forma information presents the combined results of operations of the Company, the Recent Acquisitions and the Founding Companies, as if all Mergers and the Company's IPO occurred on January 1, 1997. The pro forma amounts give effect to certain adjustments, including amortization of intangible assets, reduction in salary, bonuses and benefits in connection with the transactions, anticipated compensation of the Company's management and associated costs of being a public company, and income taxes.

                                                                 YEAR ENDED
                                                             DECEMBER 31, 1997
                                                             -------------------
Net Sales................................................... $  356,741   100.0%
Cost of Sales...............................................    257,587    72.2
Selling, General and Administrative Expenses................     77,052    21.6
Goodwill amortization.......................................      3,556     1.0
                                                             ---------- -------
Operating Income............................................ $   18,546     5.2%
                                                             ========== =======

  The pro forma information does not purport to represent what the Company's results of operations actually would have been if such transactions had occurred on January 1, 1997 and are not necessarily representative of the Company's results of operations for any future period. Since the Recent Acquisitions and the Founding Companies were not under common control or management, historical combined results may not be comparable to, or indicative of, future performance. See the Unaudited Pro Forma Combined Statement of Operations and the related notes thereto, the historical financial statements of the Founding Companies and the related notes thereto, and Note 14 to the historical financial statements of the Company, all of which appear elsewhere in this Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

  The Operating Companies' principal sources of liquidity have historically been cash flows from operating activities and, to a lesser extent, borrowings. As of December 31, 1997, the Company had cash and cash equivalents of approximately $15.6 million. To date, approximately $95.8 million has been used to fund the cash portion of the consideration paid in connection with the Mergers, including $52.2 million paid for the acquisitions of the Recent Acquisitions, subsequent to December 31, 1997, which acquisitions were funded by available cash and debt, as discussed below. Although there can be no assurance of its ability to do so, the Company expects to fund its future cash requirements from funds generated from operations, from borrowed funds or from other sources.

  On October 16, 1997, the Company entered into a $100.0 million Credit Facility, with a $75.0 million sub-limit for permitted acquisitions and a $10.0 million sub-limit for letters of credit. The Credit Facility is provided by various lenders, for whom BT is the agent. Amounts outstanding under the Credit Facility bear interest, at the Company's option, at either BT's base rate plus an applicable margin of up to 0.625% or a Eurodollar rate plus an applicable margin of up to 1.875%. As of March 18, 1998, the effective interest rate on outstanding indebtedness was 7.15%. The Company's obligations under the Credit Facility are guaranteed by the direct and indirect domestic subsidiaries of the Company and by any applicable foreign subsidiaries. The Credit Facility is secured by a first priority pledge of all of the notes and capital stock owned by the Company and such guarantors, and a first priority security interest in all other assets of the Company and such guarantors. The Credit Facility contains customary conditions to the initial borrowings and to all subsequent loans, including satisfactory documentation and capital structure, receipt of required consents, absence of material adverse effect, absence of material litigation, solvency, accuracy of representations and warranties and, as to the initial borrowings, satisfactory completion of due diligence by the lenders. The Credit Facility contains customary covenants, including restrictions on other indebtedness, restrictions on mergers, acquisitions, dispositions and similar transactions within certain parameters (including an aggregate limit upon the cash consideration to be paid of $25.0 million, subject to certain exceptions, which limit was waived by BT in order to effect the Continental Farms Merger), sale-leaseback transactions and lease payments, dividends, voluntary prepayments and amendments of other debt, transactions with affiliates, investments, creation of liens, capital expenditures and material amendments of organization documents, as well as various financial covenants customary for transactions of this type, including ratios of total debt to EBITDA and EBITDA to fixed charges. To establish the Credit Facility, the Company paid a financing fee equal to 1.5% of the total amount of the Credit Facility, and is obligated to pay an annual administration fee of $75,000, and a commitment fee of 0.25% per year on the unused portion of the Credit Facility from and after the date on which the Credit Facility was entered into. As of March 18, 1998, the Company had outstanding indebtedness of $47.5 million under the Credit Facility. The Company is in discussions to increase the Credit Facility from $100.0 million to $150.0 million to fund future acquisitions. There can be no assurance that such increase will be obtained, or that, if obtained, it will be on terms as favorable as those existing under the present Credit Facility. In addition, the Company may also undertake other debt or equity financings in the future to meet its cash needs and/or to fund acquisitions. There can be no assurance that either debt or equity financings will be undertaken in the future. See
Item 1--"Factors Affecting the Company's Prospects--Risks Associated with Acquisition Strategy."

  The pro forma capital expenditures of the Company (excluding the Recent Acquisitions) for the twelve months ended December 31, 1997 were approximately $0.5 million. These capital expenditures were primarily for machinery, office equipment and computers, building additions and facility upgrades. The Company currently does not have any commitments to make significant capital expenditures in the next twelve months. Excluding capital requirements for future acquisitions, if any, which the Company cannot currently predict, the Company believes that funds generated from operations, together with borrowings under the Credit Facility, will be sufficient to finance its current operations and planned capital expenditure requirements at least through 1998. To the extent that the Company is successful in consummating future acquisitions, if any, it may be necessary to finance such acquisitions through the issuance of additional equity securities, incurrence of indebtedness, or a combination of both.

SEASONALITY AND CYCLICALITY; FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

  Unit sales of floral products have historically been seasonal, concentrated primarily in the first and second calendar quarters as a result of holidays such as Valentine's Day and Mother's Day. In particular, a significant portion of the Company's revenues are derived from sales of floral products for Valentine's Day. Historically,

Valentine's Day product sales have been relatively lower in those years when the holiday falls on a Saturday or Sunday, although in 1998 the Company's sales were marginally higher than Pro Forma 1997 sales. In 1999 Valentine's Day will be on a Sunday, which may result in lower sales than would otherwise be expected were the holiday to fall on a weekday. By contrast with the first and second calendar quarters, unit sales of floral products are significantly lower in the third and fourth calendar quarters, which have relatively few flower-giving holidays.

  The Company believes that the floriculture industry is influenced by general economic conditions and particularly by the level of personal discretionary spending and that the industry tends to experience periods of decline and recession during economic downturns. The industry may experience sustained periods of decline in sales in the future, and any such decline may have a material adverse effect on the Company.

  The Operating Companies have in the past experienced quarterly variations in revenues, operating income (including operating losses), net income (including net losses) and cash flows; negative fluctuations have been particularly pronounced, and net losses have been incurred by certain of the Operating Companies, in the third and fourth calendar quarters. The Company expects to continue to experience such quarterly fluctuations in operating results (including possible net losses) due to the factors discussed above, and may also experience quarterly fluctuations as a result of other factors, including an oversupply of, or diminishing price of, commodity floral products, the loss of a major customer, additional selling, general and administrative expenses to acquire and support new business and the timing and magnitude of required capital expenditures. The Company plans its operating expenditures based on revenue forecasts, and a revenue shortfall below such forecasts in any quarter would likely adversely affect the Company's operating results for that quarter. See Item 1 "Factors Affecting the Company's Prospects--Seasonality and Cyclicality; Fluctuations in Quarterly Operating Results."

  The following table sets forth the pro forma combined total net sales of the Company and Founding Companies on a quarterly basis for the year ended December 31, 1997:

                                                      1997 QUARTER
                                        ----------------------------------------
                                         FIRST  SECOND   THIRD  FOURTH   TOTAL
                                        ------- ------- ------- ------- --------
                                                     (IN THOUSANDS)
Net sales.............................. $54,788 $48,215 $36,475 $44,646 $184,124
Percentage of annual net sales.........   29.8%   26.2%   19.8%   24.2%   100.0%

SELECTED FINANCIAL DATA OF THE FOUNDING COMPANIES

  The selected financial data of the Founding Companies are derived in part from the more detailed historical financial statements and notes thereto of the Founding Companies included elsewhere in this Form 10-K. The balance sheet data as of December 31, 1995 and 1996, and the statement of operations data for each of the three years in the period ended December 31, 1996 and for the period January 1, 1997 through October 15, 1997, for Houff, CFX, Bay State and Flower Trading have been derived from audited financial statements. The balance sheet data as of December 31, 1995 and 1996 and the statement of operations data for each of the two years in the period ended December 31, 1996 and for the period January 1, 1997 through October 15, 1997 for American Florist, Monterey Bay and Alpine Gem have been derived from audited financial statements. The balance sheet data as of June 30, 1996 and 1997 and the statement of operations data for each of the three years in the period ended June 30, 1997 and for the period July 1, 1997 through October 15, 1997 for United Wholesale have been derived from the audited financial statements included elsewhere herein. The balance sheet data as of December 31, 1993 and 1994 and the statement of operations data for the year ended December 31, 1993, for Houff, CFX, Bay State and Flower Trading have been derived from unaudited financial statements. The balance sheet data as of December 31, 1993 and 1994 and the statement of operations data for each of the two years in the period ended December 31, 1994 for American Florist, Monterey Bay and Alpine Gem have been derived from unaudited financial statements. The balance sheet data as of June 30, 1993, 1994 and 1995 and the statement of operations data for each of the two years in the period ended June 30, 1994 for United Wholesale have been derived from unaudited financial statements.

  The selected individual financial data of the Founding Companies as of September 30, 1997, and for the nine months ended September 30, 1996 and 1997, and for the three months ended September 30, 1996 and 1997 for United Wholesale have been derived from unaudited financial statements.

  In the opinion of the Company, the unaudited financial statements of the Founding Companies reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations of the Founding Companies for those periods in accordance with generally accepted accounting principles. The following selected financial data of the Founding Companies should be read in conjunction with the historical financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Founding Companies" included elsewhere in this Form 10-K. All Founding Companies have fiscal years ending December 31, with the exception of United Wholesale, whose fiscal year end was June 30.

                                                                             JANUARY 1,
                                                          NINE MONTHS ENDED    THROUGH
                         FISCAL YEAR ENDED DECEMBER 31,     SEPTEMBER 30,    OCTOBER 15,
                         -------------------------------  ------------------ -----------
                          1993    1994    1995    1996       1996      1997     1997
                         ------- ------- ------- -------  --------  -------- -----------
                                                (IN THOUSANDS)
STATEMENT OF OPERATIONS
 DATA:
HOUFF
 Net sales.............. $32,406 $39,098 $41,531 $39,090  $ 30,068  $ 27,774   $29,373
 Cost of sales..........  21,707  26,683  27,899  25,537    19,839    18,003    19,017
 Selling, general and     10,091  11,617  12,695  12,789     9,478     8,559     9,192
  administrative
  expenses..............
 Operating income.......     608     798     937     764       751     1,212     1,164
 Net income.............     784     991   1,068     775       892     1,264     1,123
CFX
 Net sales.............. $26,736 $30,590 $32,096 $35,684  $ 27,695  $ 29,972   $31,436
 Cost of sales..........  19,976  23,839  24,328  28,190    21,469    23,222    24,378
 Selling, general and      6,137   6,266   6,773   8,956     6,991     5,210     6,517
  administrative
  expenses..............
 Operating income            623     485     995  (1,462)     (792)    1,540       541
  (loss)................
 Net income (loss)......     721     355   1,538  (1,247)     (620)    1,626       600
BAY STATE
 Net sales.............. $17,979 $19,203 $25,592 $30,563  $ 22,545  $ 22,373   $23,587
 Cost of sales..........  12,040  12,807  17,068  20,722    15,333    15,057    15,924
 Selling, general and      5,126   5,529   7,579   8,976     6,666     6,665     7,154
  administrative
  expenses..............
 Operating income            813     867     945     865       546       651       509
 Net income.............     938     958   1,119   1,033       670       703       719
FLOWER TRADING
 Net sales.............. $17,246 $18,478 $20,335 $20,313  $ 15,163  $ 16,838   $17,509
 Cost of sales..........  13,676  14,452  15,921  15,914    11,854    13,031    13,602
 Selling, general and      3,292   3,605   4,068   4,142     2,826     2,889     3,240
  administrative
  expenses..............
 Operating income.......     278     421     346     257       483       918       667
 Net income.............     196     301     130      62       294       464       397
AMERICAN FLORIST (1)
 Net sales..............     --  $ 6,293 $10,783 $11,679  $  8,759  $  9,563   $10,051
 Cost of sales..........     --    4,579   7,788   8,268     6,128     6,535     6,845
 Selling, general and        --    1,545   2,531   2,723     2,065     2,290     2,490
  administrative
  expenses..............
 Operating income.......     --      169     464     688       566       738       716
 Net income.............     --      132     423     683       557       791       699
MONTEREY BAY (2)
 Net sales.............. $ 2,615 $ 4,253 $ 6,903 $ 9,477  $  6,797  $  9,714   $10,175
 Cost of sales..........   2,259   3,773   5,959   8,285     5,851     7,895     8,384
 Selling, general and        301     458     910   1,113       760       896       875
  administrative
  expenses..............
 Operating income.......      55      22      34      79       186       923       916
 Net income.............      38      19      20      48       115       520       496
ALPINE GEM
 Net sales.............. $ 4,547 $ 7,252 $ 8,139 $ 9,334  $  7,192  $  8,136   $ 8,692
 Cost of sales..........   3,448   5,438   6,287   7,132     5,503     6,090     6,540
 Selling, general and        813   1,320   1,526   1,868     1,243     1,670     1,793
  administrative
  expenses..............
 Operating income.......     286     494     326     334       446       376       359
 Net income.............     315     524     373     388       476       421       406

                                                                 THREE MONTHS
                                                                     ENDED      JULY 1, 1997
                               FISCAL YEAR ENDED JUNE 30,        SEPTEMBER 30,    THROUGH
                         --------------------------------------- -------------  OCTOBER 15,
                          1993    1994    1995    1996    1997    1996   1997       1997
                         ------- ------- ------- ------- ------- ------ ------  ------------
                                                   (IN THOUSANDS)
UNITED WHOLESALE (3)
 Net sales.............. $18,508 $18,541 $17,985 $19,030 $19,673 $3,860 $4,213     $5,024
 Cost of sales..........  12,250  12,042  11,556  12,563  12,862  2,532  2,760      3,173
 Selling, general and      5,401   6,162   5,926   6,101   6,046  1,296  1,434      1,827
  administrative
  expenses..............
 Operating income.......     286     337     503     366     765     32     19         24
 Net income.............       6      54     187     144     482      4    (15)       (43)

--------
(1) American Florist commenced operations in April 1994; accordingly there were no historical operating results prior to that date.

(2) Monterey Bay commenced operations in March 1993; accordingly there were no historical operating results prior to that date.

(3) United Wholesale Florists of America, Inc., one of the two constituent corporations that compose United Wholesale, commenced operations in July 1992.

                                         AS OF FISCAL YEAR END DECEMBER 31,
                                         -----------------------------------
                                            1993     1994     1995     1996
                                         -------- -------- -------- --------
                                                     (IN THOUSANDS)
BALANCE SHEET DATA:
HOUFF
 Total assets........................... $  6,243 $  8,169 $  8,125 $  7,276
 Debt...................................      --        76      --       450
 Equity.................................    2,159    2,285    1,974    2,006
CFX
 Total assets........................... $  5,826 $  7,519 $  7,342 $  6,474
 Debt...................................       81      --       --        21
 Equity.................................    3,428    3,783    5,280    3,737
BAY STATE
 Total assets........................... $  6,076 $  6,727 $  7,657 $  8,511
 Debt...................................      --       --       412      358
 Equity.................................    4,504    4,697    5,032    5,466
FLOWER TRADING
 Total assets........................... $  3,483 $  3,662 $  3,615 $  3,651
 Debt...................................      126       51        8      391
 Equity.................................    1,693    1,994    2,124    1,470
AMERICAN FLORIST (1)
 Total assets...........................      --  $  1,878 $  2,136 $  2,438
 Debt...................................      --       --       598      598
 Equity.................................      --       532      650      628
MONTEREY BAY (2)
 Total assets........................... $    547 $    797 $  1,101 $  1,321
 Debt...................................       13       23       30       24
 Equity.................................      116      135      181      229
ALPINE GEM
 Total assets........................... $    872 $  1,110 $  1,269 $  1,260
 Debt...................................      --       --       --       --
 Equity.................................      488      668      749      609

                                                AS OF FISCAL YEAR END JUNE 30,
                                              ----------------------------------
                                               1993   1994   1995   1996   1997
                                              ------ ------ ------ ------ ------
                                                        (IN THOUSANDS)
UNITED WHOLESALE (3)
 Total assets................................ $6,061 $5,968 $6,076 $6,789 $7,752
 Debt........................................  1,019    645  1,265    961    356
 Equity......................................  1,283  1,376  1,564  1,708  2,190

--------
(1) American Florist commenced operations in April 1994; accordingly there were no historical results prior to that date.

(2) Monterey Bay commenced operations in March 1993; accordingly there were no historical results prior to that date.

(3) United Wholesale Florists of America, Inc., one of the two constituent corporations that compose United Wholesale, commenced operations in July 1992.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE FOUNDING COMPANIES

  The following discussion should be read in conjunction with the Selected Financial Data of the Founding Companies and the historical financial statements of the Founding Companies and related notes thereto appearing elsewhere in this Form 10-K. Comparisons for interim periods also include discussions of significant or unusual fluctuations for the period from October 1, 1997 to October 15, 1997 (except for United Wholesale, where the applicable period is July 1, 1997 to October 15, 1997).

FOUNDING COMPANIES

  Each of the Founding Companies (other than Flower Trading, Monterey Bay and one of the two corporations that compose United Wholesale) has elected to be treated as an S Corporation. As a result, no Founding Company (other than Flower Trading, Monterey Bay and one of the two corporations that compose United Wholesale) was subject to federal income taxes. Upon consummation of the Mergers, certain employee-stockholders entered into employment agreements and the aggregate compensation paid to stockholders of the Founding Companies was reduced. As a result of varying practices regarding compensation to employee-stockholders among the Founding Companies, the comparison of operating margins among the Founding Companies and from period to period in respect of a particular Founding Company may not be meaningful.

HOUFF

  Founded in 1977, Houff is a wholesale distributor of perishable floral products and floral-related hardgoods. Perishable floral products, which include flowers, plants and other greenery, accounted for approximately 84% of sales, while floral-related hardgoods, which include products such as vases, ribbons and balloons, accounted for approximately 16% of sales in fiscal year 1996. Houff operates from seven locations in Illinois, Virginia and Arizona. Houff has approximately 280 employees and sells its products to approximately 3,000 customers.

  Houff experienced a number of facility changes during the three-year period ended December 31, 1996. In January 1994, Houff acquired a distressed wholesale distribution facility in Atlanta, Georgia, which Houff believed it could return to profitability. The Atlanta facility did not adequately meet Houff's financial performance expectations and was closed in October 1996. Houff also began a shipping business in January 1994 to provide shipping services for smaller wholesalers. This business was discontinued in February 1996 due to a declining customer base. In October 1995, Houff opened a new wholesale distribution facility in Phoenix, Arizona.

 Results of Operations

  The following table sets forth selected financial data and data as a percentage of net sales for the periods indicated.

                                                                                         JANUARY 1, 1997
                           YEAR ENDED DECEMBER 31,     NINE MONTHS ENDED SEPTEMBER 30,       THROUGH
                         ----------------------------  ---------------------------------   OCTOBER 15,
                             1995           1996            1996             1997             1997
                         -------------  -------------  ---------------- ---------------- ----------------
                                                       (IN THOUSANDS)
Net sales............... $41,531 100.0% $39,090 100.0% $ 30,068  100.0% $ 27,774  100.0% $ 29,373  100.0%
Cost of sales...........  27,899  67.2   25,537  65.3    19,839   66.0    18,003   64.8    19,017   64.7
Selling, general and
 administrative
 expenses...............  12,695  30.6   12,789  32.7     9,478   31.5     8,559   30.8     9,192   31.3
                         ------- -----  ------- -----  -------- ------  -------- ------  -------- ------
Operating income........ $   937   2.3% $   764   2.0% $    751    2.5% $  1,212    4.4% $  1,164    4.0%
                         ======= =====  ======= =====  ======== ======  ======== ======  ======== ======

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

  Selling, General and Administrative. Selling, general and administrative expenses decreased to $8.6 million in the nine months ended September 30, 1997 from $9.5 million in the nine months ended September 30, 1996, a decrease of $0.9 million, or 9.7%. As a percentage of net sales, selling general and administrative expenses decreased to 30.8% in the nine months ended September 30, 1997 from 31.5% in the nine months ended September 30, 1996. This decrease resulted from the closing of Houff's wholesale distribution facility in Atlanta, Georgia in October 1996.

  Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

  Net Sales. Net sales decreased to $39.1 million in the year ended December 31, 1996 from $41.5 million in the year ended December 31, 1995, a decrease of $2.4 million, or 5.9%. The decrease in net sales resulted from the discontinuation of the shipping business in February 1996, which accounted for a decrease of $1.8 million, the closing of Houff's wholesale facility in Atlanta, Georgia in October 1996, which accounted for a decrease of $1.5 million, and a greater focus on higher margin, lower volume business, partially offset by increased sales attributable to a full year of operating results from the facility in Phoenix, Arizona, which commenced operations in October 1995.

  Cost of Sales. Cost of sales decreased to $25.5 million in the year ended December 31, 1996, from $27.9 million in the year ended December 31, 1995, a decrease of $2.4 million, or 8.5%, as a result of Houff's greater focus on higher margin, lower volume business. As a percentage of net sales, cost of sales decreased to 65.3% in the year ended December 31, 1996 from 67.2% in the year ended December 31, 1995. This decrease resulted primarily from a reduction in lower margin sales associated with the Atlanta, Georgia facility and the shipping business and Houff's ability to obtain more favorable pricing.

  Selling, General and Administrative. Selling, general and administrative expenses remained relatively flat at $12.8 million in the year ended December 31, 1996, compared to $12.7 million in the year ended December 31, 1995, an increase of $0.1 million, or 0.7%. As a percentage of net sales, selling, general and administrative expenses increased to 32.7% for the year ended December 31, 1996 from 30.6% for the year ended December 31, 1995. This increase resulted from costs associated with the closing of the Atlanta, Georgia facility, including a loss on disposition of fixed assets, the write-off of intangibles and the write-off of uncollectible accounts.

  Operating Income. As a result of the factors discussed above, operating income decreased to $0.8 million in the year ended December 31, 1996 from $0.9 million in the year ended December 31, 1995, a decrease of $0.2 million or 18.5%. As a percentage of net sales, operating income decreased to 2.0% in the year ended December 31, 1996 from 2.3% in the year ended December 31, 1995.

  Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

  Net Sales. Net sales increased to $41.5 million in the year ended December 31, 1995 from $39.1 million in the year ended December 31, 1994, an increase of $2.4 million, or 6.2%. The increase in net sales resulted from increased revenues from the shipping business, increased sales for Valentine's Day in 1995, three months of revenues from the Phoenix, Arizona facility, which opened in October 1995 and increased sales at other facilities.

  Cost of Sales. Cost of sales increased to $27.9 million in the year ended December 31, 1995 from $26.7 million in the year ended December 31, 1994, an increase of $1.2 million, or 4.6%, primarily as a result of increased sales. As a percentage of net sales, cost of sales decreased to 67.2% for the year ended December 31, 1995 from 68.2% for the year ended December 31, 1994, due to management changes and the implementation of more aggressive purchasing and sales policies.

  Selling, General and Administrative. Selling, general and administrative expenses increased to $12.7 million in the year ended December 31, 1995, from $11.6 million in the year ended December 31, 1994, an increase of $1.1 million, or 9.3%. As a percentage of net sales, selling, general and administrative expenses increased to 30.6% in the year ended December 31, 1995 from 29.7% in the year ended December 31, 1994. This increase resulted from an increase in personnel and facilities costs attributable to the shipping business, the Atlanta, Georgia facility and the Phoenix, Arizona facility.

  Operating Income. As a result of the factors discussed above, operating income increased to $0.9 million in the year ended December 31, 1995 from $0.8 million in the year ended December 31, 1994, an increase of $0.1 million or 17.4%. As a percentage of net sales, operating income increased to 2.3% in the year ended December 31, 1995 from 2.0% in the year ended December 31, 1994.

CFX

  Founded in 1974, CFX is an importer and distributor of perishable floral products which are imported from approximately 45 farms located primarily in Colombia and Ecuador, and distributed throughout the United States. CFX's net sales are derived from the sale of perishable floral products and from handling charges. Approximately 85% of CFX's sales are to approximately 400 wholesale distributors and 15% are to the mass market. For the year ended December 31, 1996, net sales to H&H Flowers, Inc., a wholesale distributor then owned by stockholders of CFX, totaled $3.9 million. Approximately 43% of CFX's cost of sales in 1996 represented purchases from two Colombian farms in which the stockholders of CFX prior to the CFX Merger hold ownership interests. Neither the operations of H&H Flowers nor the Colombian farms were acquired in connection with the CFX Merger, although the operations of H&H Flowers subsequently were acquired by the Company in the Recent Acquisitions. The Company renegotiated, as necessary, all arrangements with related parties so that all continuing obligations of CFX thereunder are no greater than those the Company would agree to with unaffiliated third parties. See "Certain Relationships and Related-Party Transactions--CFX." CFX has approximately 114 employees. CFX imposes a surcharge upon certain flowers that are or may become subject to an anti-dumping duty and reserves that amount against the possibility that a duty will be imposed.

 Results of Operations

  The following table sets forth selected financial data and data as a percentage of net sales for the periods indicated.

                                                                                             JANUARY 1, 1997
                           YEAR ENDED DECEMBER 31,       NINE MONTHS ENDED SEPTEMBER 30,         THROUGH
                         -----------------------------   -----------------------------------   OCTOBER 15,
                             1995           1996              1996               1997             1997
                         -------------  --------------   -----------------  ---------------- ----------------
                                                       (IN THOUSANDS)
Net sales............... $32,096 100.0% $35,684  100.0%  $ 27,695   100.0%  $ 29,972  100.0% $ 31,436  100.0%
Cost of sales...........  24,328  75.8   28,190   79.0     21,496    77.6     23,222   77.5    24,378   77.6
Selling, general and
 administrative
 expenses...............   6,773  21.1    8,956   25.1      6,991    25.2      5,210   17.4     6,517   20.7
                         ------- -----  -------  -----   --------  ------   -------- ------  -------- ------
Operating income........ $   995   3.1% $(1,462)  (4.1)% $   (792)   (2.8)%   $1,540    5.1% $    541    1.7%
                         ======= =====  =======  =====   ========  ======   ======== ======  ======== ======

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

  Cost of Sales. Cost of sales, which consists primarily of payment for fresh-cut flowers, increased to $23.2 million in the nine months ended September 30, 1997 from $21.5 million in the nine months ended September 30, 1996, an increase of $1.7 million, or 8.0%, primarily as a result of the increase in sales and the imposition of a fuel surcharge related to airline shipments that was imposed by airlines beginning in April 1996. As a percentage of net sales, costs of sales decreased to 77.5% in the nine months ended September 30, 1997 from 77.6% in the nine months ended September 30, 1996.

  Selling, General and Administrative. Selling, general and administrative expenses decreased to $5.2 million in the nine months ended September 30, 1997 from $7.0 million in the nine months ended September 30, 1996, a decrease of $1.8 million, or 25.5%. This decrease resulted from decreased compensation to employee-stockholders, partially offset by increases in personnel costs. As a percentage of net sales, selling, general and administrative expenses decreased to 17.4% in the nine months ended September 30, 1997 from 25.2% in the nine months ended September 30, 1996. For the period October 1, 1997 through October 15, 1997 selling, general and administrative expenses were $1.3 million of which $1.0 million was a result of non-recurring bonuses paid to stockholders of the Company and $0.1 million was a result of one-time legal costs associated with the consummation of the CFX Merger.

  Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

  Net Sales. Net sales increased to $35.7 million in the year ended December 31, 1996 from $32.1 million in the year ended December 31, 1995, an increase of $3.6 million, or 11.2%. The increase in net sales resulted primarily from the availability and sale of higher quality flowers from a key supplier.

  Cost of Sales. Cost of sales increased to $28.2 million in the year ended December 31, 1996, from $24.3 million in the year ended December 31, 1995, an increase of $3.9 million, or 15.9%, primarily as a result of the increase in sales. As a percentage of net sales, cost of sales increased to 79.0% in the year ended December 31, 1996 from 75.8% in the year ended December 31, 1995. The increase resulted from an adjustment due to under-accrual for anti-dumping liability in a prior period and from lower cost of sales in 1995 due to an adjustment in that period for an over-accrual of anti-dumping liability.

  Selling, General and Administrative. Selling, general and administrative expenses increased to $9.0 million in the year ended December 31, 1996, from $6.8 million in the year ended December 31, 1995, an increase of $2.2 million, or 32.2%. This increase primarily resulted from increased compensation and increased expenses associated with CFX's customer promotion programs. As a percentage of net sales, selling, general and administrative expenses increased to 25.1% in the year ended December 31, 1996 from 21.1% in the year ended December 31, 1995. Selling, general and administrative expenses include compensation paid to employee-stockholders totaling $3.0 million in the year ended December 31, 1996 and $1.4 million in the year ended December 31, 1995.

  Operating Income. As a result of the factors discussed above, operating income decreased to ($1.5) million in the year ended December 31, 1996 from $1.0 million in the year ended December 31, 1995, a decrease of $2.5 million, or 246.9% As a percentage of net sales, operating income decreased to (4.1%) in the year ended December 31, 1996 from 3.1% in the year ended December 31, 1995.

  Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

  Net Sales. Net sales increased to $32.1 million in the year ended December 31, 1995 from $30.6 million in the year ended December 31, 1994, an increase of $1.5 million, or 4.9%. This increase primarily resulted from the availability and sale of higher quality products from a key supplier.

  Cost of Sales. Cost of sales increased to $24.3 million in the year ended December 31, 1995, from $23.8 million in the year ended December 31, 1994, an increase of $0.5 million, or 2.1%, primarily as a result of increased sales. As a percentage of net sales, cost of sales decreased to 75.8% in the year ended December 31, 1995 from 77.9% in the year ended December 31, 1994, primarily from an adjustment due to over-accrual for anti-dumping liability in a prior period.

  Selling, General and Administrative. Selling, general and administrative expenses increased to $6.8 million in the year ended December 31, 1995 from $6.3 million in the year ended December 31, 1994, an increase of $0.5 million, or 8.1%. This increase primarily resulted from an increase in personnel costs as well as increased contributions to CFX's profit sharing plan. As a percentage of net sales, selling, general and administrative expenses increased to 21.1% in the year ended December 31, 1995 from 20.5% in the year ended December 31, 1994. Selling, general and administrative expenses include compensation paid to stockholder-employees totaling $1.4 million in the year ended December 31, 1995 and $1.3 million in the year ended December 31, 1994.

  Operating Income. As a result of the factors discussed above, operating income increased to $1.0 million in the year ended December 31, 1995 from $0.5 million in the year ended December 31, 1994, an increase of $0.5 million, or 105.2% As a percentage of net sales, operating income increased to 3.1% in the year ended December 31, 1995 from 1.6% in the year ended December 31, 1994.

BAY STATE

  Founded in 1952, Bay State is a wholesale distributor of perishable floral products and floral related hardgoods, operating from six locations in Massachusetts, New York, New Hampshire, Connecticut and Rhode Island. Bay State purchases floral products from domestic growers, brokers, importers and shippers and sells them to both retail florists and mass marketers. Perishable products accounted for approximately 70% of sales, while hardgoods accounted for approximately 30% of sales in 1996. Bay State has approximately 213 employees. Bay State's results of operations have been impacted in recent years by its acquisition of a distressed wholesale distributor in Providence, Rhode Island in 1995 and a wholesale distributor in Clifton Park, New York in 1996.

 Results of Operations

  The following table sets forth selected financial data and data as a percentage of net sales for the periods indicated.

                                                                                         JANUARY 1, 1997
                           YEAR ENDED DECEMBER 31,     NINE MONTHS ENDED SEPTEMBER 30,       THROUGH
                         ----------------------------  ---------------------------------   OCTOBER 15,
                             1995           1996            1996             1997             1997
                         -------------  -------------  ---------------- ---------------- ----------------
                                                       (IN THOUSANDS)
Net sales............... $25,592 100.0% $30,563 100.0% $ 22,545  100.0% $ 22,373  100.0% $ 23,587  100.0%
Cost of sales...........  17,068  66.7   20,722  67.8    15,333   68.0    15,057   67.3    15,924   67.5
Selling, general and
 administrative
 expenses...............   7,579  29.6    8,976  29.4     6,666   29.6     6,665   29.8     7,154   30.3
                         ------- -----  ------- -----  -------- ------  -------- ------  -------- ------
Operating income........ $   945   3.7% $   865   2.8% $    546    2.4% $    651    2.9% $    509    2.2%
                         ======= =====  ======= =====  ======== ======  ======== ======  ======== ======

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

  Selling, General and Administrative. Selling, general and administrative expenses remained consistent at $6.7 million in the nine months ended September 30, 1997 and 1996. As a percentage of net sales, selling, general and administrative expenses increased to 29.8% in the nine months ended September 30, 1997 from 29.6% in the nine months ended September 30, 1996.

  Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

  Net Sales. Net sales increased to $30.6 million in the year ended December 31, 1996 from $25.6 million in the year ended December 31, 1995, an increase of $5.0 million, or 19.4%. This increase resulted primarily from the acquisition of a wholesale distributor in Clifton Park, New York in 1996, which accounted for $2.5 million in net sales in 1996, increased sales from the Providence, Rhode Island facility, which accounted for $1.5 million of the increase, and increased sales from other locations.

  Cost of Sales. Cost of sales increased to $20.7 million in the year ended December 31, 1996 from $17.1 million in the year ended December 31, 1995, an increase of $3.7 million, or 21.4%, primarily as a result of increased sales. As a percentage of net sales, cost of sales increased to 67.8% in the year ended December 31, 1996 from 66.7% in the year ended December 31, 1995.

  Selling, General and Administrative. Selling, general and administrative expenses increased to $9.0 million in the year ended December 31, 1996 from $7.6 million in the year ended December 31, 1995, an increase of $1.4 million, or 18.4%. This increase resulted primarily from costs and expenses associated with the new Clifton Park, New York facility and the growth of the Providence, Rhode Island facility. As a percentage of net sales, selling, general and administrative expenses decreased to 29.4% in the year ended December 31, 1996 from 29.6% in the year ended December 31, 1995. Selling, general and administrative expenses include compensation paid to employee- stockholders totaling $0.8 million in the year ended December 31, 1996 and in the year ended December 31, 1995.

  Operating Income. As a result of the factors discussed above, operating income decreased by $80,000 to $0.9 million in the year ended December 31, 1996 from the year ended December 31, 1995, a decrease of 8.5%. As a percentage of net sales, operating income decreased to 2.8% in the year ended December 31, 1996 from 3.7% in the year ended December 31, 1995.

  Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

  Net Sales. Net sales increased to $25.6 million in the year ended December 31, 1995 from $19.2 million in the year ended December 31, 1994, an increase of $6.4 million, or 33.3%. This increase resulted primarily from the acquisition of a wholesale distributor in Providence, Rhode Island in 1995.

  Cost of Sales. Cost of sales increased to $17.1 million in the year ended December 31, 1995 from $12.8 million in the year ended December 31, 1994, an increase of $4.3 million, or 33.3%, primarily as a result of increased sales. As a percentage of net sales, cost of sales were 66.7% in the year ended December 31, 1995 and the year ended December 31, 1994.

  Selling, General and Administrative. Selling, general and administrative expenses increased to $7.6 million in the year ended December 31, 1995 from $5.5 million in the year ended December 31, 1994, an increase of $2.1 million, or 37.1%. This increase resulted primarily from costs associated with the opening of the Providence, Rhode Island facility and increased sales efforts at the Cromwell, Connecticut facility. As a percentage of net sales, selling general and administrative expenses increased to 29.6% in the year ended December 31, 1995 from 28.8% in the year ended December 31, 1994. Selling, general and administrative expenses include compensation paid to employee- stockholders totaling $0.8 million in the year ended December 31, 1995 and $0.7 million in the year ended December 31, 1994.

  Operating Income. As a result of the factors discussed above, operating income increased by $78,000 to $0.9 million in the year ended December 31, 1995 from the year ended December 31, 1994. As a percentage of net sales, operating income decreased to 3.7% in the year ended December 31, 1995 from 4.5% in the year ended December 31, 1994.

FLOWER TRADING

  Founded in 1977, Flower Trading is an importer and distributor of perishable floral products which are imported from farms located primarily in Colombia and Ecuador, and are distributed throughout the United States to approximately 400 wholesale distributors. Flower Trading has approximately 47 employees.

  Flower Trading's net sales consist of sales of perishable floral products and handling charges related to preparing products for shipment. Flower Trading's cost of sales includes a "box fee" paid by Flower Trading on purchases from Colombia. The box fees are paid to a broker with established relationships in Colombia to procure flowers from various suppliers; the broker is affiliated with a current Flower Trading stockholder. The broker's services include arranging for a consistent, reliable, ample supply of quality flowers and consolidating and arranging for shipments with common carriers to provide Flower Trading with savings on shipping and handling costs.

  Approximately 25% of Flower Trading's cost of sales in the year ended December 31, 1996 was paid to affiliated entities. These entities were not acquired in connection with the Flower Trading Merger. Flower Trading imposes a surcharge upon certain flowers that are or may become subject to an anti-dumping liability and reserves that amount against the possibility that a duty will be imposed.

 Results of Operations

  The following table sets forth selected financial data and data as a percentage of net sales for the periods indicated.

                                                                                         JANUARY 1, 1997
                           YEAR ENDED DECEMBER 31,     NINE MONTHS ENDED SEPTEMBER 30,       THROUGH
                         ----------------------------  ---------------------------------   OCTOBER 31,
                             1995           1996            1996             1997             1997
                         -------------  -------------  ---------------- ---------------- ----------------
                                                       (IN THOUSANDS)
Net sales............... $20,335 100.0% $20,313 100.0% $ 15,163  100.0% $ 16,838  100.0% $ 17,509  100.0%
Cost of sales...........  15,921  78.3   15,914  78.3    11,854   78.2    13,031   77.4    13,602   77.7
Selling, general and
 administrative
 expenses...............   4,068  20.0    4,142  20.4     2,826   18.6     2,889   17.1     3,240   18.5
                         ------- -----  ------- -----  -------- ------  -------- ------  -------- ------
Operating Income........ $   346   1.7% $   257   1.3% $    483    3.2% $    918    5.5% $    667    3.8%
                         ======= =====  ======= =====  ======== ======  ======== ======  ======== ======

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

  Cost of Sales. Cost of sales, which primarily consists of the cost of purchasing fresh-cut flowers, increased to $13.0 million in the nine months ended September 30, 1997 from $11.9 million in the nine months ended

September 30, 1996, an increase of $1.2 million, or 9.9%. The increase resulted from the imposition of a fuel surcharge related to airline shipments that was imposed by airlines beginning in April 1996, and increases in direct purchase costs, sales commission and freight costs associated with the increased sales. As a percentage of net sales, cost of sales decreased to 77.4% in the nine months ended September 30, 1997 from 78.2% in the nine months ended September 30, 1996, due to management's efforts to obtain more favorable prices.

  Selling, General and Administrative. Selling, general and administrative expenses increased to $2.9 million in the nine months ended September 30, 1997 from $2.8 million in the nine months ended September 30, 1996, an increase of $0.1 million, or 2.2%. As a percentage of net sales, selling, general and administrative expenses decreased to 17.1% in the nine months ended September 30, 1997 from 18.6% in the nine months ended September 30, 1996. This decrease resulted primarily from spreading fixed costs over increased sales. For the period October 1, 1997 through October 15, 1997 selling, general and administrative costs were $0.4 million of which $0.2 million were one- time legal and other costs and expenses associated with the consummation of the Flower Trading Merger.

  Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

  Net Sales. Net sales were $20.3 million in the year ended December 31, 1996 and in the year ended December 31, 1995. Net sales remained at the same level due to an increase attributable to a fuel surcharge that was added to customer invoices, offset by a decrease in anti-dumping duties collected.

  Cost of Sales. Cost of sales remained relatively constant at $15.9 million in the year ended December 31, 1996 and in the year ended December 31, 1995. Cost of sales increased due to a fuel surcharge that airlines imposed beginning in April 1996, the imposition by U.S. Customs of a higher percentage anti-dumping duty, and a negotiated lower margin with growers, due to the decreased volume of flowers sold, which was offset by decreased volume of flowers sold. As a percentage of net sales, cost of sales were 78.3% in the year ended December 31, 1996 and in the year ended December 31, 1995.

  Selling, General and Administrative. Selling, general and administrative expenses were $4.1 million in the year ended December 31, 1996 and the year ended December 31, 1995. As a percentage of net sales, selling, general and administrative expenses increased to 20.4% in the year ended December 31, 1996 from 20.0% in the year ended December 31, 1995.

  Operating Income. As a result of the factors discussed above, operating income decreased by $89,000 in the year ended December 31, 1996 from the year ended December 31, 1995, a decrease of 25.7%. As a percentage of net sales, operating income decreased to 1.3% in the year ended December 31, 1996 from 1.7% in the year ended December 31, 1995.

  Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

  Net Sales. Net sales increased to $20.3 million in the year ended December 31, 1995 from $18.5 million in the year ended December 31, 1994, an increase of $1.9 million, or 10.0%. The increase resulted from an increase in the volume of flowers sold, and an increase in handling charges and anti-dumping duties.

  Cost of Sales. Cost of sales increased to $15.9 million in the year ended December 31, 1995 from $14.5 million in the year ended December 31, 1994, an increase of $1.5 million, or 10.2%, primarily as a result of increased sales. As a percentage of net sales, cost of sales increased to 78.3% in the year ended December 31, 1995 from 78.2% in the year ended December 31, 1994.

  Selling, General and Administrative. Selling, general and administrative expenses increased to $4.1 million in the year ended December 31, 1995 from $3.6 million in the year ended December 31, 1994, an increase of $0.5 million, or 12.8%. This increase resulted from increased compensation expense and related benefits. As a percentage of net sales, selling, general and administrative expenses increased to 20.0% in the year ended December 31, 1995 from 19.5% in the year ended December 31, 1994.

  Operating Income. As a result of the factors discussed above, operating income decreased to $0.3 million in the year ended December 31, 1995 from $0.4 million in the year ended December 31, 1994, a decrease of $0.1 million, or 17.8%. As a percentage of net sales, operating income decreased to 1.7% in the year ended December 31, 1995 from 2.3% in the year ended December 31, 1994.

UNITED WHOLESALE

  Founded in 1947, United Wholesale is a wholesale distributor of perishable floral products and floral related hardgoods operating from 13 locations in Arkansas, Alabama, Mississippi, Oklahoma, Tennessee and Texas. United Wholesale purchases floral products from domestic growers, importers, brokers and shippers and sells them to approximately 3,500 customers, including both retail florists, and mass market retailers. Perishable products accounted for approximately 69% of sales, while hardgoods accounted for approximately 31% of sales in fiscal 1997. United Wholesale has approximately 180 employees. United Wholesale has expanded to 13 locations through acquisitions of wholesale distributors.

  In 1991, United Wholesale began to operate a bouquet manufacturing business. This business was discontinued at the end of 1994 due to operating losses.

 Results of Operations

  The following table sets forth selected financial data and data as a percentage of net sales for the periods indicated.

                                                                                                          JULY 1, 1997
                                  YEAR ENDED DECEMBER 31,              NINE MONTHS ENDED SEPTEMBER 30,      THROUGH
                         -------------------------------------------  ----------------------------------  OCTOBER 15,
                             1995           1996           1997             1996              1997            1997
                         -------------  -------------  -------------  ----------------  ----------------  ------------
                                                              (IN THOUSANDS)
Net Sales............... $17,985 100.0% $19,030 100.0% $19,673 100.0% $  3,860   100.0% $  4,213   100.0% $5,024 100.0%
Cost of Sales...........  11,556  64.3   12,563  66.0   12,862  65.4     2,532    65.6     2,760    65.5   3,173  63.2
Selling, General and
 Administrative
 Expenses...............   5,926  32.9    6,101  32.1    6,046  30.7     1,296    33.6     1,434    34.0   1,827  36.4
                         ------- -----  ------- -----  ------- -----  -------- -------  -------- -------  ------ -----
Operating Income........ $   503   2.8% $   366   1.9% $   765   3.9% $     32     0.8% $     19     0.5% $   24   0.4%
                         ======= =====  ======= =====  ======= =====  ======== =======  ======== =======  ====== =====

  Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

  Net Sales. Net sales increased to $4.2 million in the three months ended September 30, 1997 from $3.9 million in the year ended September 30, 1996, an increase of $0.4 million, or 9.1%, as a result of increased sales at United Wholesale's Mississippi facilities due to reduced competition.

  Cost of Sales. Cost of sales, which consists of the cost of perishable and hardgood products and in-bound freight costs, increased to $2.8 million in the three months ended September 30, 1997 from $2.5 million in the three months ended September 30, 1996, an increase of $0.2 million, or 9.0%, primarily as a result of increased sales. As a percentage of net sales, cost of sales decreased to 65.5% in the three months ended September 30, 1997 from 65.6% in the three months ended September 30, 1996.

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

  Year Ended June 30, 1997 Compared to Year Ended June 30, 1996

  Net Sales. Net sales increased to $19.7 million in the year ended June 30, 1997 from $19.0 million in the year ended June 30, 1996, an increase of $0.6 million, or 3.4%, as a result of increased sales at United Wholesale's Mississippi facilities due to reduced competition.

  Cost of Sales. Cost of sales, which consists of the cost of perishable and hardgood products and in-bound freight costs, increased to $12.9 million in the year ended June 30, 1997 from $12.6 million in the year ended June 30, 1996, an increase of $0.3 million, or 2.4%, primarily as a result of increased sales. As a percentage of net sales, cost of sales decreased to 65.4% in the year ended June 30, 1997 from 66.0% in the year ended June 30, 1996. This decrease resulted from savings obtained through a group buying program and reductions in in-bound freight costs.

  Selling, General and Administrative. Selling, general and administrative expenses decreased to $6.0 million in the year ended June 30, 1997 from $6.1 million in the year ended June 30, 1996, a decrease of $0.1 million, or 0.9%. As a percentage of net sales, selling, general and administrative expenses decreased to 30.7% in the year ended June 30, 1997 from 32.1% in the year ended June 30, 1996. This decrease resulted primarily from spreading fixed costs over increased sales.

  Operating Income. As a result of the factors discussed above, operating income increased to $0.8 million in the year ended June 30, 1997 from $0.4 million in the year ended June 30, 1996, an increase of $0.4 million, or 109.0%. As a percentage of net sales, operating income increased to 3.9% in the year ended June 30, 1997 from 1.9% in the year ended June 30, 1996.

  Year Ended June 30, 1996 Compared to Year Ended June 30, 1995

  Net Sales. Net sales increased to $19.0 million in the year ended June 30, 1996 from $18.0 million in the year ended June 30, 1995, an increase of $1.0 million, or 5.8%. This increase resulted primarily from increased sales at United Wholesale's Mobile, Alabama facility, which increased its emphasis on sales of perishables, and its Tulsa, Oklahoma facility, which increased its customer base by beginning a policy of extending credit to customers.

  Cost of Sales. Cost of sales increased to $12.6 million in the year ended June 30, 1996 from $11.6 million in the year ended June 30, 1995, an increase of $1.0 million, or 8.7%, primarily as a result of operational difficulties at the Memphis, Tennessee location, particularly with respect to inventory management. As a percentage of net sales, cost of sales increased to 66.0% in the year ended June 30, 1996 from 64.3% in the year ended June 30, 1995.

  Selling, General and Administrative. Selling, general and administrative expenses increased to $6.1 million in the year ended June 30, 1996 from $5.9 million in the year ended June 30, 1995, an increase of $0.2 million, or 3.0%. As a percentage of net sales, selling, general and administrative expenses decreased to 32.1% in the year ended June 30, 1996 from 32.9% in the year ended June 30, 1995. This decrease resulted primarily from spreading fixed costs over increased sales.

  Operating Income. As a result of the factors discussed above, operating income decreased to $0.4 million in the year ended June 30, 1996 from $0.5 million in the year ended June 30, 1995, a decrease of $0.1 million, or 27.2%. As a percentage of net sales, operating income decreased to 1.9% in the year ended June 30, 1996 from 2.8% in the year ended June 30, 1995.

AMERICAN FLORIST

  Founded in 1994, American Florist is a wholesale distributor of perishable floral products and floral related hardgoods located in Massachusetts. In April 1994, American Florist acquired the wholesale distribution business of Johnson's Roses, which was founded in 1927. American Florist purchases floral products from foreign and domestic growers, importers, brokers and shippers and sells them to both retail florists, and mass market retailers in Maine, Massachusetts, Vermont and New Hampshire. American Florist also manufactures floral bouquets for distribution to supermarkets. American Florist has approximately 75 employees.

 Results of Operations

  The following table sets forth selected financial data and data as a percentage of net sales for the periods indicated.

                                                                                           JANUARY 1, 1997
                           YEAR ENDED DECEMBER 31,      NINE MONTHS ENDED SEPTEMBER 30,        THROUGH
                         ----------------------------  ----------------------------------    OCTOBER 15,
                             1995           1996             1996              1997             1997
                         -------------  -------------  ----------------  ----------------  ----------------
                                                        (IN THOUSANDS)
Net sales............... $10,783 100.0% $11,679 100.0% $  8,759   100.0% $  9,563   100.0% $ 10,051  100.0%
Cost of sales...........   7,788  72.2    8,268  70.8     6,128    70.0     6,535    68.3     6,845   68.1
Selling, general and
 administrative
 expenses...............   2,531  23.5    2,723  23.3     2,065    23.6     2,290    23.9     2,490   24.8
                         ------- -----  ------- -----  -------- -------  -------- -------  -------- ------
Operating income........ $   464   4.3% $   688   5.9% $    566     6.4% $    738     7.7% $    716    7.1%
                         ======= =====  ======= =====  ======== =======  ======== =======  ======== ======

--------
(1)  The financial data for 1994 reflect eight months of operations.

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

  Selling, General and Administrative. Selling, general and administrative expenses increased to $2.3 million in the nine months ended September 30, 1997 from $2.1 million in the nine months ended September 30, 1996, an increase of $0.2 million, or 10.9%. As a percentage of net sales, selling, general and administrative expenses increased to 23.9% in the nine months ended September 30, 1997 from 23.6% in the nine months ended September 30, 1996, primarily as a result of additional personnel costs.

  Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

  Net Sales. Net sales increased to $11.7 million in the year ended December 31, 1996 from $10.8 million in the year ended December 31, 1995, an increase of $0.9 million, or 8.3%. This increase resulted from an increased focus on bouquet sales to mass market retailers, improved quality of products and the addition of floral related hardgoods to American Florist's product line.

  Cost of Sales. Cost of sales increased to $8.3 million in the year ended December 31, 1996 from $7.8 million in the year ended December 31, 1995, an increase of $0.5 million, or 6.2%, primarily as a result of increased sales. As a percentage of net sales, cost of sales decreased to 70.8% in the year ended December 31, 1996 from 72.2% in the year ended December 31, 1995, due to management's efforts to obtain more favorable product prices.

  Selling, General and Administrative. Selling, general and administrative expenses increased to $2.7 million in the year ended December 31, 1996 from $2.5 million in the year ended December 31, 1995, an increase of $0.2 million, or 7.6%. As a percentage of net sales, selling, general and administrative expenses decreased to 23.3% in the year ended December 31, 1996 from 23.5% in the year ended December 31, 1995, primarily as a result of additional personnel.

  Operating Income. As a result of the factors discussed above, operating income increased to $0.7 million in the year ended December 31, 1996 from $0.5 million in the year ended December 31, 1995, an increase of $0.2 million or 48.3%. As a percentage of net sales, operating income increased to 5.9% in the year ended December 31, 1996 from 4.3% in the year ended December 31, 1995.

  Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

  Net Sales. Net sales increased to $10.8 million in the year ended December 31, 1995 from $6.3 million in the year ended December 31, 1994, an increase of $4.5 million, or 71.3%. This increase primarily resulted from a full year of operations in 1995 compared to eight months of operations in 1994.

  Cost of Sales. Cost of sales increased to $7.8 million in the year ended December 31, 1995 from $4.6 million in the year ended December 31, 1994, an increase of $3.2 million, or 70.1%, primarily as a result of increased sales. As a percentage of net sales, cost of sales decreased to 72.2% in the year ended December 31, 1995 from 72.8% in the year ended December 31, 1994, due to management's efforts to obtain more favorable prices.

  Selling, General and Administrative. Selling, general and administrative expenses increased to $2.5 million in the year ended December 31, 1995 from $1.5 million in the year ended December 31, 1994, an increase of $1.0 million, or 63.8%. This increase primarily resulted from a full year of operations in 1995 compared to eight months of operations in 1994. As a percentage of net sales, selling, general and administrative expenses decreased to 23.5% in the year ended December 31, 1995 from 24.6% in the year ended December 31, 1994.

  Operating Income. As a result of the factors discussed above, operating income increased to $0.5 million in the year ended December 31, 1995 from $0.2 million in the year ended December 31, 1994, an increase of $0.3 million or 174.6%. As a percentage of net sales, operating income increased to 4.3% in the year ended December 31, 1995 from 2.7% in the year ended December 31, 1994.

MONTEREY BAY

  Founded in 1993, Monterey Bay, located in Watsonville, California, is a manufacturer and wholesale distributor of fresh-cut flower bouquets, consisting of specialty California grown and imported flowers. Monterey Bay purchases flowers from nearly 150 domestic growers and 12 importers and distributes them to a supermarket and a discount retailer, each of which has numerous locations throughout the Western United States. In February 1995, Monterey Bay acquired a bouquet manufacturer that distributed bouquets to the discount retailer, and Monterey Bay began producing bouquets for that discount retailer. Monterey Bay has approximately 75 employees.

 Results of Operations

  The following table sets forth selected financial data and data as a percentage of net sales for the periods indicated.

                                                         NINE MONTHS ENDED       JANUARY 1, 1997
                          YEAR ENDED DECEMBER 31,          SEPTEMBER 30,             THROUGH
                         --------------------------  --------------------------    OCTOBER 15,
                             1995          1996          1996          1997           1997
                         ------------  ------------  ------------  ------------  ----------------
                                                   (IN THOUSANDS)
Net sales............... $6,903 100.0% $9,477 100.0% $6,797 100.0% $9,714 100.0% $ 10,175  100.0%
Cost of sales             5,959  86.3   8,285  87.4   5,851  86.1   7,895  81.3     8,384   82.4
Selling, general and
 administrative
 expenses...............    910  13.2   1,113  11.7     760  11.2     896   9.2       875    8.6
                         ------ -----  ------ -----  ------ -----  ------ -----  -------- ------
Operating income........ $   34   0.5% $   79   0.8% $  186   2.7% $  923   9.5% $    916    9.0%
                         ====== =====  ====== =====  ====== =====  ====== =====  ======== ======

  Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

  Net Sales. Net sales increased to $9.7 million in the nine months ended September 30, 1997 from $6.8 million in the nine months ended September 30, 1996, an increase of $2.9 million, or 42.9%. The increase reflected an increased volume of sales.

  Cost of Sales. Cost of sales, which primarily consists of fresh-cut flowers, production, labor and distribution costs, increased to $7.9 million in the nine months ended September 30, 1997 from $5.9 million in the nine months ended September 30, 1996, an increase of $2.0 million, or 34.9%, primarily as a result of the increased sales. As a percentage of net sales, cost of sales decreased to 81.3% in the nine months ended September 30, 1997 from 86.1% in the nine months ended September 30, 1996. This decreased resulted primarily from better prices obtained through higher volume purchases of both perishable products and packaging materials.

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

  Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

  Net Sales. Net sales increased to $9.5 million in the year ended December 31, 1996 from $6.9 million in the year ended December 31, 1995, an increase of $2.6 million, or 37.3%. This increase resulted primarily from increased purchases from existing stores of both of Monterey Bay's customers due to Monterey Bay's focus on service and quality, and expansion into new stores.

  Cost of Sales. Cost of sales increased to $8.3 million in the year ended December 31, 1996 from $6.0 million in the year ended December 31, 1995, an increase of $2.3 million, or 39.0%, primarily as a result of increased sales. As a percentage of net sales, cost of sales increased to 87.4% in the year ended December 31, 1996 from 86.3% in the year ended December 31, 1995.

  Selling, General and Administrative. Selling, general and administrative expenses increased to $1.1 million in the year ended December 31, 1996 from $0.9 million in the year ended December 31, 1995, an increase of $0.2 million, or 22.3%. As a percentage of net sales, selling, general and administrative expenses decreased to 11.7% for the year ended December 31, 1996 from 13.2% for the year ended December 31, 1995. This decrease resulted primarily from spreading fixed costs over increased net sales. Selling, general and administrative expenses include compensation paid to employee-stockholders totaling $0.3 million in both the year ended December 31, 1996 and the year ended December 31, 1995.

  Operating Income. As a result of the factors discussed above, operating income increased by $45,000 in the year ended December 31, 1996 from the year ended December 31, 1995, an increase of 132.4%. As a percentage of net sales, operating income increased to 0.8% in the year ended December 31, 1996 from 0.5% in the year ended December 31, 1995.

  Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

  Net Sales. Net sales increased to $6.9 million in the year ended December 31, 1995 from $4.3 million in the year ended December 31, 1994, an increase of $2.7 million, or 62.3%. This increase resulted primarily from the acquisition of a bouquet manufacturer that produced bouquets for a discount retailer in February 1995 and Monterey Bay's focus on improving quality and service.

  Cost of Sales. Cost of sales increased to $6.0 million in the year ended December 31, 1995 from $3.8 million in the year ended December 31, 1994, an increase of $2.2 million, or 57.9%, primarily as a result of the increase in sales. As a percentage of sales, cost of sales decreased to 86.3% in the year ended December 31, 1995 from 88.7% in the year ended December 31, 1994. This decrease resulted primarily from favorable prices obtained through volume purchasing.

  Selling, General and Administrative. Selling, general and administrative expenses increased to $0.9 million in the year ended December 31, 1995 from $0.5 million in the year ended December 31, 1994, an increase of $0.5 million, or 98.7%. This increase primarily resulted from the addition of personnel. As a percentage of net sales, selling, general and administrative expenses increased to 13.2% in the year ended December 31, 1995 from 10.8% in the year ended December 31, 1994. Selling, general and administrative expenses include compensation paid to employee-stockholders totaling $0.3 million in the year ended December 31, 1995 and $0.2 million in the year ended December 31, 1994.

  Operating Income. As a result of the factors discussed above, operating income increased to $34,000 in the year ended December 31, 1995 from $22,000 in the year ended December 31, 1994, an increase of $12,000, or 54.5%. As a percentage of net sales, operating income was 0.5% in the year ended December 31, 1995 and the year ended December 31, 1994.

ALPINE GEM

  Founded in 1978, Alpine Gem is a broker and shipper of perishable floral products. Alpine Gem purchases flowers from approximately 250 growers and sells flowers on consignment for approximately 18 growers. Alpine Gem distributes flowers to nearly 750 customers, primarily wholesalers, located throughout the United States. Alpine Gem has approximately 20 employees. Alpine Gem has one location in Montana and one location in California.

 Results of Operations

  The following table sets forth selected financial data and data as a percentage of net sales for the periods indicated.

                                                         NINE MONTHS ENDED       JANUARY 1, 1997
                          YEAR ENDED DECEMBER 31,          SEPTEMBER 30,             THROUGH
                         --------------------------  --------------------------    OCTOBER 15,
                             1995          1996          1996          1997            1997
                         ------------  ------------  ------------  ------------  ----------------
                                                    (IN THOUSANDS)
Net sales............... $8,139 100.0% $9,334 100.0% $7,192 100.0% $8,136 100.0% $  8,692   100.0%
Cost of sales...........  6,287  77.2   7,132  76.4   5,503  76.5   6,090  74.7     6,540    75.2
Selling, general and      1,526  18.7   1,868  20.0   1,243  17.3   1,670  20.5     1,793    20.6
 administrative
 expenses...............
                         ------ -----  ------ -----  ------ -----  ------ -----  -------- -------
Operating income........ $  326   4.0% $  334   3.6% $  446   6.2% $  376   4.6% $    359     4.2%
                         ====== =====  ====== =====  ====== =====  ====== =====  ======== =======

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

  Cost of Sales. Cost of sales, which primarily consists of the cost of fresh-cut flowers, increased to $6.1 million in the nine months ended September 30, 1997 from $5.5 million in the nine months ended September 30, 1996, an increase of $0.6 million, or 10.7%, primarily as a result of increased sales. As a percentage of net sales, cost of sales decreased to 74.7% in the nine months ended September 30, 1997 from 76.5% in the nine months ended September 30, 1996.

  Selling, General and Administrative. Selling, general and administrative expenses increased to $1.7 million in the nine months ended September 30, 1997 from $1.2 million in the nine months ended September 30, 1996, an increase of $0.4 million, or 34.4%, primarily as a result of increased sales, marketing and lease expenses. As a percentage of net sales, selling, general and administrative expenses increased to 20.5% in the nine months ended September 30, 1997 from 17.3% the nine months ended September 30, 1996.

  Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

  Net Sales. Net sales increased to $9.3 million in the year ended December 31, 1996 from $8.1 million in the year ended December 31, 1995, an increase of $1.2 million, or 14.7%. This increase resulted primarily from increased marketing efforts directed at increasing the variety of available products.

  Cost of Sales. Cost of sales increased to $7.1 million in the year ended December 31, 1996 from $6.3 million in the year ended December 31, 1995, an increase of $0.8 million, or 13.4%. This increase resulted primarily from increased sales. As a percentage of net sales, cost of sales decreased to 76.4% in the year ended December 31, 1996 from 77.2% in the year ended December 31, 1995, as a result of increased sales of products with a higher value to purchasers, for which Alpine Gem was able to charge a premium.

  Selling, General and Administrative. Selling, general and administrative expenses increased to $1.9 million in the year ended December 31, 1996 from $1.5 million in the year ended December 31, 1995, an increase of $0.3 million, or 22.4%. As a percentage of net sales, selling, general and administrative expenses increased to 20.0% in the year ended December 31, 1996 from 18.7% in the year ended December 31, 1995.

  Operating Income. Operating income was $0.3 million in the year ended December 31, 1996 and the year ended December 31, 1995. As a percentage of net sales, operating income decreased to 3.6% in the year ended December 31, 1996 from 4.0% in the year ended December 31, 1995.

  Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

  Net Sales. Net sales increased to $8.1 million in the year ended December 31, 1995 from $7.3 million in the year ended December 31, 1994, an increase of $0.9 million, or 12.2%. This increase resulted primarily from the use of independent sales representatives to sell products, as well as entry into the Florida market. Alpine Gem subsequently discontinued its Florida operations.

  Cost of Sales. Cost of sales increased to $6.3 million in the year ended December 31, 1995 from $5.4 million in the year ended December 31, 1994, an increase of $0.8 million, or 15.6%. This increase resulted primarily from Alpine Gem's entry into the Florida market. As a percentage of net sales, cost of sales increased to 77.2% in the year ended December 31, 1995 from 75.0% in the year ended December 31, 1994.

  Selling, General and Administrative. Selling, general and administrative expenses increased to $1.5 million in the year ended December 31, 1995 from $1.3 million in the year ended December 31, 1994, an increase of $0.2 million, or 15.6%. As a percentage of net sales, selling general and administrative expenses increased to 18.7% in the year ended December 31, 1995 from 18.2% in the year ended December 31, 1994.

  Operating Income. As a result of the factors discussed above, operating income decreased to $0.3 million in the year ended December 31, 1995 from $0.5 million in the year ended December 31, 1994, a decrease of $0.2 million, or 34.0%. As a percentage of net sales, operating income decreased to 4.0% in the year ended December 31, 1995 from 6.8% in the year ended December 31, 1994.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information set forth under the caption "Financial Statements and Supplementary Data" in Item 14 of Part IV of this Annual Report on Form 10-K is incorporated herein by reference in response to this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information set forth under the captions "Election of Directors" and "Other Matters" in the Proxy Statement, and the information set forth in Item 1, "Business--Executive Officers" is incorporated herein by reference in response to this Item 10.

ITEM 11. EXECUTIVE COMPENSATION

  The information set forth under the caption "Executive Compensation," "Compensation Committee Report on Executive Compensation," and "Performance Graph" in the Proxy Statement is incorporated herein by reference in response to this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference in response to this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information set forth under the subcaption "Executive Compensation-- Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Party Transactions" in the Proxy Statement is incorporated herein by reference in response to this Item 13.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements and Supplementary Data. The following Financial Statements of the Company and the Founding Companies are filed with this Form 10-K:

    The financial statements of USA Floral as of December 31, 1997 and for the period April 22, 1997 (inception) to December 31,
    1997 as audited by Price Waterhouse LLP.

    Unaudited Pro Forma Combined Statement of Operations for the year ended December 31, 1997.

    The financial statements of Houff, Bay State, Flower Trading, American Florist, Monterey Bay and Alpine Gem as of December 31, 1996 and for each of the two years in the period ended December 31, 1996 and for the period January 1, 1997 through October 15, 1997 as audited by Price Waterhouse LLP.

    The financial statements of United Wholesale as of June 30, 1996 and 1997 and for each of the three years in the period ended
    June 30, 1997 and for the period July 1, 1997 through October
    15, 1997 as audited by Price Waterhouse LLP.

    The financial statements of CFX as of December 31, 1996 and for the year then ended and for the period January 1, 1997 through October 15, 1997 as audited by Price Waterhouse LLP.

    The financial statements of CFX for the year ended December 31, 1995 as audited by Madsen, Sapp, Mena, Rodriguez & Co., P.A.

(a)(2) Financial Statement Schedules. All financial statements schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto listed above in Item 14(a)(1).

(a)(3) Exhibits. The Exhibits listed below are filed or incorporated by reference as part of this Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically.

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
  2.01   Amended and Restated Agreement and Plan of Contribution by and among
         U.S.A. Floral Products, Inc., RHI Acquisition Corp., The Roy Houff
         Company and Roy O. Houff, dated as of August 5, 1997. (Exhibit
         10.01)(1)
  2.02   Amended and Restated Agreement and Plan of Contribution by and among
         U.S.A. Floral Products, Inc., Floral Acquisition Corp., CFX, Inc., and
         Dwight Haight, James A. Hill and Michael Grover, dated as of August 5,
         1997. (Exhibit 10.02)(1)
  2.03   Amended and Restated Agreement and Plan of Contribution by and among
         U.S.A. Floral Products, Inc., BSF Acquisition Corp. and Bay State
         Florist Supply, dated as of August 6, 1997. (Exhibit 10.03)(1)
  2.04   Amended and Restated Agreement and Plan of Contribution by and among
         U.S.A. Floral Products, Inc., USA Floral Acquisition Co., Monterey Bay
         Bouquet, Inc. and Bay Area Bouquets, Inc., and Jeffrey Brothers,
         Philip Buran and Douglas Anderson, dated as of August 5, 1997.
         (Exhibit 10.04)(1)
  2.05   Amended and Restated Agreement and Plan of Contribution by and among
         U.S.A. Floral Products, Inc., AGFS Acquisition Corp., Alpine Gem
         Flower Shippers, Inc., John Q. Graham, Jr. and Diane Lizotte-Graham,
         dated as of August 5, 1997. (Exhibit 10.05)(1)

 EXHIBIT
  NUMBER                               DESCRIPTION
 --------                              -----------
  2.06    Agreement and Plan of Contribution by and among U.S.A. Floral
          Products, Inc., United Wholesale Florists, Inc., United Wholesale
          Florists of America, Inc., UWF Acquisition Corp., UWFA Acquisition
          Corp. and G. Warren Stephenson and Raymond R. Ashmore, dated as of
          August 4, 1997. (Exhibit 10.06)(1)
  2.07    Amended and Restated Agreement and Plan of Contribution by and among
          U.S.A. Floral Products, Inc., American Florist Supply, Inc., AFS
          Acquisition Corp. and John T. Dickinson, dated as of August 5, 1997.
          (Exhibit 10.07)(1)
  2.08    Agreement and Plan of Contribution by and among U.S.A. Floral
          Products, FT Acquisition Corporation, Flower Trading Corporation,
          Flowtrad Corporation N.V. and the stockholders of Flowtrad
          Corporation N.V., dated as of August 4, 1997. (Exhibit 10.08)(1)
  2.09    Purchase Agreement by and among U.S.A. Floral Products, Inc., CFL
          Acquisition Corp., ABCL Acquisition Corp., Continental Farms Limited,
          Atlantic Bouquet Company Limited, Continental Farms Management, Inc.
          and the Limited Partners named therein made effective as of January
          20, 1998. (Exhibit 2.1)(3)
  2.10    Agreement and Plan of Reorganization by and among U.S.A. Floral
          Products, Inc., XLG Acquisition Corp., XL Group, Inc. and Peter F.
          Ullrich dated as of January 20, 1998. (Exhibit 2.2)(3)
  2.11    Agreement and Plan of Reorganization by and among U.S.A. Floral
          Products, Inc., EFI Acquisition Corp., EFM Acquisition Corp.,
          Everflora, Inc., Everflora Miami, Inc. and the Stockholder named therein dated January 16, 1998. (Exhibit 2.11)(4)
  2.12    Agreement and Plan of Reorganization by and among U.S.A. Floral
          Products, Inc., LF Acquisition Corp., H&H Flowers, Inc. and the
          Stockholders named therein made effective as of January 16, 1998.
          (Exhibit 2.12)(4)
  2.13    Agreement and Plan or Reorganization by and among U.S.A. Floral
          Products, Inc., UF Acquisition Corp., UltraFlora Corporation and the
          Stockholders named therein made effective as of January 16, 1998.
          (Exhibit 2.13)(4)
  2.14    Agreement and Plan or Reorganization by and among U.S.A. Floral
          Products, Inc., KDI Acquisition Corp., Koehler & Dramm, Inc. and the
          Stockholders named therein made effective as of January 16, 1998.
          (Exhibit 2.14)(4)
  3.01    Certificate of Incorporation of U.S.A. Floral Products, Inc., as
          amended. (Exhibit 3.01)(1)
  3.02    Amended and Restated Bylaws of U.S.A. Floral Products, Inc. (Exhibit
          3.02)(1)
  4.01    Credit Agreement among U.S.A. Floral Products, Inc., various Lending
          Institutions and Bankers Trust Company, as Agent, dated as of October
          16, 1997 (Exhibit 10.23)(2)
  4.01(a) Consent to Credit Agreement among U.S.A. Floral Products, Inc., various Lending Institutions and Bankers Trust Company, as Agent,
          dated as of January 26, 1998. (Exhibit 4.01(a))(4)
 10.01    U.S.A. Floral Products, Inc. 1997 Long-Term Incentive Plan. (Exhibit
          10.10)(1)*
 10.02    U.S.A. Floral Products, Inc. 1997 Non-Employee Directors' Stock Plan.
          (Exhibit 10.11)(1)*
 10.03    U.S.A. Floral Products, Inc. 1997 Employee Stock Purchase Plan.
          (Exhibit 10.12)(1)
 10.04(a) Employment Agreement between U.S.A. Floral Products, Inc. and Robert
          Poirier, dated as of April 22, 1997. (Exhibit 10.09(a))(1)*
 10.04(b) Amendment No. 1 to Employment Agreement between U.S.A. Floral
          Products, Inc. and Robert Poirier, dated August 6, 1997. (Exhibit
          10.09(b))(1)*
 10.05    Employment Agreement between U.S.A. Floral Products, Inc. and Raymond
          C. Anderson, dated October 9, 1997. (Exhibit 10.13)(2)*

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
  10.06  Employment Agreement between The Roy Houff Company and Roy O. Houff, dated October 16, 1997. (Exhibit 10.14)(2)*
  10.07  Employment Agreement between CFX, Inc. and Dwight Haight, dated
         October 16, 1997. (Exhibit 10.15)(2)*
  10.08  Employment Agreement between Bay State Florist Supply, Inc. and
         William W. Rudolph, dated October 16, 1997. (Exhibit 10.16)(2)*
  10.09  Employment Agreement between Monterey Bay Bouquet, Inc. and Jeffrey
         Brothers, dated October 16, 1997. (Exhibit 10.17)(2)*
  10.10  Employment Agreement between Alpine Gem Flower Shippers, Inc. and John
         Q. Graham, Jr., dated October 16, 1997. (Exhibit 10.18)(2)*
  10.11  Employment Agreement between United Wholesale Florists, Inc. and
         Raymond R. Ashmore, dated October 16, 1997. (Exhibit 10.19)(2)*
  10.12  Employment Agreement between American Florist Supply, Inc. and John T.
         Dickinson, dated October 16, 1997. (Exhibit 10.20)(2)*
  10.13  Employment Agreement between Flower Trading Corporation and Gustavo
         Moreno, dated October 16, 1997. (Exhibit 10.21)(2)*
  10.14  Registration Rights Agreement, dated as of July 25, 1997, among U.S.A.
         Floral Products, Inc. and certain stockholders named therein. (Exhibit
         10.22)(1)
  21.01  Subsidiaries of the Registrant.(5)
  23.01  Consent of Price Waterhouse LLP.(5)
  23.02  Consent of Madsen, Sapp, Mena Rodriguez & Co.(5)
  27.01  Financial Data Schedule.(5)

--------
*  Management contract or compensatory plan or arrangement

(1) Incorporated by reference. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-33131) filed with the Commission on September 18, 1997.

(2) Incorporated by reference. Previously filed as an exhibit to Company's Registration Statement on Form S-1 (Registration No. 333-39969) filed with the Commission on November 12, 1997.

(3) Incorporated by reference. Previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on February 9, 1998.

(4) Incorporated by reference. Previously filed as an exhibit to the Company's Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 (Registration Statement No. 333-39969) filed with the Commission on March 5, 1998.

(5)  Filed herewith.

(B) REPORTS ON FORM 8-K

  The Company did not file any Reports on Form 8-K during the quarter ended December 31, 1997.

                          U.S.A. FLORAL PRODUCTS, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
REGISTRANT
  U.S.A. FLORAL PRODUCTS, INC.
    Report of Independent Accountants.....................................  53
    Consolidated Balance Sheet............................................  54
    Consolidated Statement of Operations..................................  55
    Consolidated Statement of Stockholders' Equity........................  56
    Consolidated Statement of Cash Flows..................................  57
    Notes to Consolidated Financial Statements............................  58
  U.S.A. FLORAL PRODUCTS, INC. UNAUDITED PRO FORMA COMBINED STATEMENT OF
   OPERATIONS
    Introduction to Unaudited Pro Forma Combined Statement of Operations..  70
    Unaudited Pro Forma Combined Statement of Operations..................  71
    Notes to Unaudited Pro Forma Combined Statement of Operations.........  72
FOUNDING COMPANIES
 ALPINE GEM FLOWER SHIPPERS, INC.
    Report of Independent Accountants.....................................  74
    Balance Sheet.........................................................  75
    Statement of Operations...............................................  76
    Statement of Stockholders' Equity.....................................  77
    Statement of Cash Flows...............................................  78
    Notes to Financial Statements.........................................  79
 THE ROY HOUFF COMPANY
    Report of Independent Accountants.....................................  81
    Balance Sheet.........................................................  82
    Statement of Operations...............................................  83
    Statement of Stockholder's Equity.....................................  84
    Statement of Cash Flows...............................................  85
    Notes to Financial Statements.........................................  86
 BAY STATE FLORIST SUPPLY, INC.
    Report of Independent Accountants.....................................  91
    Balance Sheet.........................................................  92
    Statement of Operations...............................................  93
    Statement of Stockholders' Equity.....................................  94
    Statement of Cash Flows...............................................  95
    Notes to Financial Statements.........................................  96
 MONTEREY BAY BOUQUET, INC.
    Report of Independent Accountants..................................... 101
    Combined Balance Sheet................................................ 102
    Combined Statement of Operations...................................... 103
    Combined Statement of Stockholders' Equity............................ 104
    Combined Statement of Cash Flows...................................... 105
    Notes to Combined Financial Statements................................ 106

                                                                            PAGE
                                                                            ----
 FLOWER TRADING CORPORATION
    Report of Independent Accountants...................................... 111
    Consolidated Balance Sheet............................................. 112
    Consolidated Statement of Operations................................... 113
    Consolidated Statement of Stockholders' Equity......................... 114
    Consolidated Statement of Cash Flows................................... 115
    Notes to Consolidated Financial Statements............................. 116
 UNITED WHOLESALE FLORISTS, INC.
    Report of Independent Accountants...................................... 122
    Combined Balance Sheet................................................. 123
    Combined Statement of Operations....................................... 124
    Combined Statement of Stockholders' Equity............................. 125
    Combined Statement of Cash Flows....................................... 126
    Notes to Combined Financial Statements................................. 127
 AMERICAN FLORIST SUPPLY, INC.
    Report of Independent Accountants...................................... 133
    Balance Sheet.......................................................... 134
    Statement of Operations................................................ 135
    Statement of Stockholders' Equity...................................... 136
    Statement of Cash Flows................................................ 137
    Notes to Financial Statements.......................................... 138
 CFX, INC.
    Report of Independent Accountants...................................... 143
    Independent Auditors' Report........................................... 144
    Balance Sheet.......................................................... 145
    Statement of Operations................................................ 146
    Statement of Stockholders' Equity...................................... 147
    Statement of Cash Flows................................................ 148
    Notes to Financial Statements.......................................... 149

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
 and Stockholders of
 U.S.A. Floral Products, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of U.S.A. Floral Products, Inc. and its subsidiaries at December 31, 1997, and the results of their operations and their cash flows for the period April 22, 1997 (inception) through December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP

Price Waterhouse LLP
Washington, D.C.
February 24, 1998

                          U.S.A. FLORAL PRODUCTS, INC.

                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1997
                                 (IN THOUSANDS)

ASSETS
Current assets:
 Cash and cash equivalents............................................ $ 15,582
 Accounts receivable, net.............................................   18,505
 Inventory............................................................    4,937
 Due from related parties.............................................    1,153
 Prepaid income taxes.................................................       52
 Prepaid expenses.....................................................      959
                                                                       --------
  Total current assets................................................   41,188
Property and equipment, net...........................................    8,726
Due from related parties..............................................      994
Deferred income taxes.................................................      394
Goodwill, net.........................................................   52,569
Deferred financing costs, net.........................................    1,696
Other assets..........................................................    1,681
                                                                       --------
  Total assets........................................................ $107,248
                                                                       ========
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term debt...................................................... $    290
 Accounts payable.....................................................    9,824
 Accrued expenses.....................................................    2,910
 Due to stockholders..................................................    6,060
 Income taxes payable.................................................    1,008
 Due to related parties...............................................       36
                                                                       --------
  Total current liabilities...........................................   20,128
Long-term debt........................................................      309
Deferred income taxes.................................................       97
Other.................................................................      549
                                                                       --------
  Total liabilities...................................................   21,083
                                                                       --------
Commitments and contingencies
Stockholders' equity:
 Common stock, $0.001 par value; 100,000 shares authorized; 9,594
  shares issued and outstanding.......................................        9
 Additional paid-in capital...........................................   85,740
 Retained earnings....................................................      416
                                                                       --------
  Total stockholders' equity..........................................   86,165
                                                                       --------
  Total liabilities and stockholders' equity.......................... $107,248
                                                                       ========

   The accompanying notes are an integral part of these financial statements.

                          U.S.A. FLORAL PRODUCTS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
         FOR THE PERIOD APRIL 22, 1997 (INCEPTION) TO DECEMBER 31, 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net sales.............................................................. $37,380
Cost of sales..........................................................  26,685
                                                                        -------
 Gross profit..........................................................  10,695
Selling, general and administrative expenses...........................   9,791
Goodwill amortization..................................................     275
                                                                        -------
 Income from operations................................................     629
Other (income) expense:
 Interest expense......................................................       8
 Interest income.......................................................    (248)
 Other, net............................................................     (37)
                                                                        -------
Income before income taxes.............................................     906
Provision for income taxes.............................................     490
                                                                        -------
Net income............................................................. $   416
                                                                        =======
Net income per share:
 Basic................................................................. $   .09
                                                                        =======
 Diluted............................................................... $   .09
                                                                        =======
Weighted average number of common shares
 Basic.................................................................   4,734
                                                                        =======
 Diluted...............................................................   4,824
                                                                        =======


   The accompanying notes are an integral part of these financial statements.

                          U.S.A. FLORAL PRODUCTS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

         FOR THE PERIOD APRIL 22, 1997 (INCEPTION) TO DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                 COMMON STOCK  ADDITIONAL              TOTAL
                                 -------------  PAID-IN   RETAINED STOCKHOLDERS'
                                 SHARES AMOUNT  CAPITAL   EARNINGS    EQUITY
                                 ------ ------ ---------- -------- -------------
Issuance of Common Stock for
 initial capitalization of the
 Company.......................  2,400   $ 2    $   398     $--       $   400
Issuance of 5,750 shares of
 Common Stock in initial public
 offering......................  5,750     6     66,571      --        66,577
Exercise of stock options......    110   --       1,430      --         1,430
Issuance of 1,334 shares of
 Common Stock for business ac-
 quisitions....................  1,334     1     17,341      --        17,342
Net income.....................    --    --         --       416          416
                                 -----   ---    -------     ----      -------
Balance at December 31, 1997...  9,594   $ 9    $85,740     $416      $86,165
                                 =====   ===    =======     ====      =======



   The accompanying notes are an integral part of these financial statements.

                        THE U.S.A. FLORAL PRODUCTS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
         FOR THE PERIOD APRIL 22, 1997 (INCEPTION) TO DECEMBER 31, 1997
                                 (IN THOUSANDS)

Cash flows from operating activities:
 Net income.......................................................... $    416
 Adjustments to reconcile net income to net cash used in operating activities:
  Depreciation and amortization......................................      290
  Amortization of goodwill...........................................      275
  Amortization of deferred financing costs...........................       73
  Loss on disposal of property and equipment.........................       (9)
  Deferred income taxes..............................................       43
  Change in operating assets and liabilities:
   Accounts receivable...............................................     (214)
   Inventory.........................................................    1,299
   Due from related parties..........................................      781
   Prepaid expenses and other current assets.........................     (112)
   Other assets......................................................      238
   Income taxes payable..............................................     (312)
   Other liabilities.................................................      (45)
   Accounts payable and accrued expenses.............................   (3,495)
                                                                      --------
   Net cash used in operating activities:                                 (772)
                                                                      --------
Cash flows from investing activities:
 Purchases of property and equipment.................................     (543)
 Payments for purchase of founding companies, net of cash acquired...  (39,819)
 Deferred acquisition costs..........................................     (647)
                                                                      --------
   Net cash used in investing activities:                              (41,009)
                                                                      --------
Cash flows from financial activities:
 Increase in deferred financing costs................................   (1,769)
 Repayments on long-term debt........................................   (5,700)
 Principal payments on capital lease obligations.....................       (8)
 Payments to stockholders............................................   (3,679)
 Increase in due to stockholders.....................................      659
 Repayments of notes payable.........................................     (547)
 Proceeds from initial public offering, net..........................   66,577
 Proceeds from the exercise of stock options.........................    1,430
 Proceeds from the issuance of Common Stock..........................      400
                                                                      --------
   Net cash provided by financing activities.........................   57,363
                                                                      --------
Net increase in cash and cash equivalents and cash and cash equiva-
 lents--end of the period............................................ $ 15,582
                                                                      ========
See Note 12 for supplemental cashflow information.

   The accompanying notes are an integral part of these financial statements.

                          U.S.A FLORAL PRODUCTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1 BUSINESS AND ORGANIZATION

  U.S.A. Floral Products, Inc., a Delaware corporation, ("USA Floral" or the "Company") was founded in April 1997 to create a nationwide distributor of floral products. USA Floral acquired eight businesses in the floral industry (the "Founding Companies") subsequent to the initial public offering ("IPO") of its Common Stock in October 1997. These financial statements include the net expenses incurred by USA Floral since inception (April 22, 1997) and the results of operations of the Founding Companies subsequent to their acquisition effective October 16, 1997. The Company intends to continue to acquire, through merger or purchase, similar companies to expand its national operations. See Note 14 for companies purchased subsequent to December 31, 1997.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation

  The consolidated financial statements include the accounts of USA Floral and its subsidiary companies, all of which are wholly owned. All significant intercompany profits, transactions and balances have been eliminated in consolidation.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

 Revenue Recognition

  Revenue is recognized upon shipment of product.

 Cash Equivalents

  The Company considers all highly liquid debt instruments purchased with a maturity of three months or less at date of purchase to be cash equivalents.

 Inventory

  Inventory is stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

 Property and Equipment

  Property and equipment are carried at cost. Depreciation is provided using straight-line and accelerated methods over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of their respective lease terms or estimated useful lives. The useful lives used in computing depreciation, based on the Company's estimate of service life of the classes of property, are as follows:

       Buildings and improvements..................................     30 years
       Furniture fixtures and equipment............................ 5 to 7 years
       Computer equipment and software............................. 3 to 5 years
       Vehicles....................................................      5 years

                         U.S.A. FLORAL PRODUCTS, INC.

                       (IN THOUSANDS, EXCEPT SHARE DATA)

 Goodwill

  Goodwill, which represents costs in excess of the fair value of the net assets of businesses acquired, is being amortized over forty years using the straight-line method. The Company continually reviews goodwill to assess recoverability from estimated future results of operations, using estimates of undiscounted cash flows of the acquired businesses. Any required provisions for impairment would be made in the period the impairment is first determined, and would be based on the fair value of the related businesses. Accumulated amortization at December 31, 1997 was $275.

 Fair Value of Financial Instruments

  The carrying amount of cash and cash equivalents, accounts receivable/payable, accrued expenses and short-term debt approximates fair value because of the short-term nature of these instruments. The estimated fair value of non-current debt approximates its carrying value due to its stated interest rate approximating market rates for debt with similar terms and average maturities.

 Concentration of Credit Risk

  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. Receivables are not collateralized and accordingly, the Company performs ongoing credit evaluations of its customers to reduce the risk of loss.

 Concentration of Supply Risk

  The supply of perishable floral products is significantly dependent on weather conditions where the products are grown. The Company currently purchases the majority of its perishable floral products from farms located in South America, principally Columbia and Ecuador. Shortages or disruptions in the supply of fresh flowers or the inability of the Company to procure such material from alternative sources at acceptable prices in a timely manner, could lead to loss of customers.

 Income Taxes

  The provision for income taxes is based on income recognized for financial statement purposes and includes the effects of temporary differences between such income and that recognized for tax return purposes. The Company and its subsidiaries file a consolidated U.S. federal income tax return.

 Stock-based Compensation

  The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. In the event that stock options are issued at an exercise price below the market price, compensation expense is recorded ratably over the vesting period for the options issued at a discount. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement 123), requires the Company to make certain disclosures as if the fair value based method of accounting had been applied to the Company's stock option grants.

                         U.S.A. FLORAL PRODUCTS, INC.

                       (IN THOUSANDS, EXCEPT SHARE DATA)

 Earnings Per Share

  Basic earnings per share excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised. Diluted earnings per share is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period plus the incremental shares that would have been outstanding upon the assumed exercise of dilutive stock options.

NOTE 3 ACQUISITION OF FOUNDING COMPANIES

  Effective October 16, 1997, USA Floral acquired all the outstanding capital stock of the Founding Companies. The Founding Companies include: The Roy Houff Company, CFX, Inc., Bay State Florist Supply, Inc., Flower Trading Corporation, United Wholesale Florists, Inc. and United Wholesale Florists of America, Inc., American Florist Supply, Inc., Monterey Bay Bouquet, Inc. and Bay Area Bouquets, Inc. and Alpine Gem Flower Shippers, Inc. The acquisitions were accounted for using the purchase method of accounting with USA Floral being treated as the accounting acquiror.

  The following table sets forth the consideration paid (the "Purchase Consideration") (a) in cash and (b) in shares of Common Stock to the common stockholders of each of the Founding Companies, the fair value of the net assets acquired and resulting goodwill. For purposes of computing the purchase price for accounting purposes, the value of shares is based upon the initial public offering price of $13.00. The total Purchase Consideration also reflects the contingent consideration related to earn out arrangements included in the definitive agreements for American Florist and Monterey Bay. These arrangements provide for the Company to pay additional consideration, based on 1997 earnings before interest and taxes, of $500 in cash and $5,400 in shares of Common Stock, calculated by reference to the average closing price of the Common Stock for the ten trading days prior to December 31, 1997. The 318,002 shares of U.S.A. Floral Common Stock to be issued pursuant to these arrangements are included as outstanding for purposes of earnings per share calculations.

  The purchase price has been allocated to each Founding Company's assets and liabilities acquired based on their respective carrying values, with the exception of acquired properties at certain of the entities, as these carrying values are deemed to represent fair market value of these assets and liabilities. The fair market value of acquired properties was determined by an independent valuation by a third party.

                                    SHARES OF                          NET
                                     COMMON   VALUE OF     TOTAL      ASSETS
                             CASH     STOCK    SHARES  CONSIDERATION ACQUIRED GOODWILL
                            ------- --------- -------- ------------- -------- --------
   Roy Houff............... $11,006       --  $   --      $11,006    $ 3,454  $ 7,552
   CFX, Inc................   6,521   250,000   3,250       9,771      1,229    8,542
   Bay State...............   6,045   495,550   6,442      12,487      4,156    8,331
   Flower Trading..........   5,920   160,000   2,080       8,000      1,273    6,727
   United Wholesale........   4,787   268,500   3,491       8,278      2,297    5,981
   American Florist........   4,800   141,334   2,400       7,200        249    6,951
   Monterey Bay............   3,000   176,668   3,000       6,000        705    5,295
   Alpine Gem..............   1,600   160,000   2,080       3,680        215    3,465
                            ------- --------- -------     -------    -------  -------
     Total................. $43,679 1,652,052 $22,743     $66,422    $13,578  $52,844
                            ======= ========= =======     =======    =======  =======

  The following unaudited pro forma summary presents the combined results of operations of the Company and the Founding Companies, as if the acquisitions and USA Floral's IPO occurred at the beginning of 1997.

                         U.S.A. FLORAL PRODUCTS, INC.

                       (IN THOUSANDS, EXCEPT SHARE DATA)
The pro forma amounts give effect to certain adjustments including amortization of intangibles, reduction in salary, bonuses and benefits in connection with the transactions, anticipated compensation of USA Floral's management, associated costs of being a public company and income taxes. The pro forma summary does not purport to represent what USA Floral's results of operations would actually have been if such transactions had occurred on January 1, 1997 and are not necessarily representative of USA Floral's results of operations for any future period. Since the Founding Companies were not under common control or management, historical combined results may not be comparable to, or indicative of, future performance.

                                                                  YEAR ENDED
                                                               DECEMBER 31, 1997
                                                               -----------------
                                                                  (UNAUDITED)
       Net sales..............................................     $184,124
       Operating income.......................................        7,431
       Net income.............................................        4,454
       Net income per share--diluted and basic................     $   0.50

NOTE 4 STOCKHOLDER'S EQUITY

 Common Stock

  The authorized capital stock of the Company consists of 100,000,000 shares of Common Stock, par value $0.001 per share.

  In connection with the organization and initial capitalization of USA Floral, on April 22, 1997 the Company issued 2,000,000 shares of Common Stock at $0.001 per share. Subsequently, the Company issued 300,000 shares on April 23, 1997 at $1.00 per share, on May 8, 1997 issued 25,000 shares at $1.00 per share, on May 10, 1997 issued 25,000 shares at $1.00 per share and on May 25, 1997 issued 50,000 shares at $1.00 per share.

  In connection with its IPO, the Company issued 5,750,000 shares for $13.00 per share, before costs and expenses of the offering, on October 13, 1997. Also on October 13, 1997, the Non-Executive Chairman of the Board of USA Floral exercised 110,000 stock options and the Company issued 110,000 shares for $13.00 per share.

 Stock Option Plans

  The Company's Board of Directors has adopted and the Company's stockholders have approved the Company's 1997 Long-Term Incentive Plan (the "Incentive Plan"). The maximum number of shares of Common Stock that may be subject to outstanding awards may not be greater than that number of shares equal to fifteen percent (15%) of the outstanding shares from time to time, which number of shares is reserved for issuance. The terms of the option awards were established by the Compensation Committee of the Company's Board of Directors (the "Committee") and awards may be settled in cash, shares, other awards or other property, as determined by the Committee.

  Under the Incentive Plan, the Company granted stock options to purchase approximately 875,000 shares of Common Stock to key employees of the Company at the initial public offering price upon consummation of the IPO and options to purchase 125,000 shares of Common Stock to other key employees at the greater of $8.00 per share or 60% of the initial public offering price. Compensation expense is being recorded over the four year vesting period for the options issued at a discount.

  The Company's Board of Directors has adopted and the Company's stockholders have approved the 1997 Non-Employee Directors' Stock Plan (the "Directors' Plan"), which provides for the automatic grant to each

                         U.S.A. FLORAL PRODUCTS, INC.

                       (IN THOUSANDS, EXCEPT SHARE DATA)
nonemployee director of an option to purchase 21,000 shares on the date elected or on the effective date of the Offering. Thereafter nonemployee directors will receive an option to purchase 6,000 shares on the day after each annual meeting of the Company's stockholders. A total of 300,000 shares are reserved for issuance under the Directors' Plan, and options to purchase 63,000 options were issued on the date of the IPO.

  Options granted under the Directors' Plan will have an exercise price per share equal to the fair market value of a share at the date of grant. Options will expire at the earlier of 10 years from the date of grant or 90 days after termination of service as a director. Options will vest and become exercisable ratably, 20% per year, over the five-year period following the date of grant of the options, subject to acceleration by the Board. In the event of a change in control of the Company prior to normal vesting, all options not already exercisable would become fully vested and exercisable.

  The Incentive Plan and the Directors' Plan provide for the granting of either incentive stock options or nonqualified stock options to purchase shares of the Company's Common Stock and for other stock-based awards to officers, directors and key employees responsible for the direction and management of the Company and to non-employee consultants and independent contractors.

  Information relating to stock options during 1997 is as follows:

                                                  WEIGHTED AVERAGE     TOTAL
                                        OPTIONS    EXERCISE PRICE  CONSIDERATION
                                       ---------  ---------------- -------------
   Granted...........................  1,073,856       $12.64         $13,569
   Exercised.........................   (110,000)       13.00          (1,430)
   Forfeited.........................     (2,214)       13.00             (29)
                                       ---------                      -------
   Shares under option at December
    31, 1997.........................    961,642        12.59         $12,110
                                       =========                      =======
   Shares exercisable at December 31,
    1997.............................    150,000        13.00         $ 1,950
                                       =========                      =======

  All outstanding options are nonqualified options. From October 16, 1997 to December 31, 1997, compensation expense of $36 was recognized related to stock options issued below the market price on the date of the grant. Generally the Company issues stock options at exercise prices equal to fair market value of the common stock on the date of grant.

  Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1997:

       Risk-free interest rate........................................     6.00%
       Dividend yield.................................................     0.00%
       Volatility factor..............................................     40.0%
       Weighted average expected life................................. 7.5 years

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                         U.S.A. FLORAL PRODUCTS, INC.

                       (IN THOUSANDS, EXCEPT SHARE DATA)

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net earnings and earnings per share under Statement 123 for the period April 22, 1997 to December 31, 1997 are shown below. These pro forma disclosures are not representative of the effects on reported net income and net income per share for future years, because the Company's first option grants were made in the fourth quarter of this year, the options vest over four years and additional awards may be made in future years.

       Net income--as reported........................................... $  416
       Net income--pro forma............................................. $   95
       Income per share--as reported (basic and diluted)................. $ 0.09
       Income per share--pro forma (basic and diluted)................... $ 0.02
       Weighted average fair value of options granted during the year.... $ 9.55

  In January 1998, options to purchase an additional 971,000 shares were granted at market prices prevailing at the date of grant. Of these, options for 409,000 shares were granted to the Company's management at prices ranging from $15.75-$18.87 per share, and options for 562,000 shares were granted to management and employees of the companies acquired in January 1998 (see Note
14) at prices ranging from $17.37-$19.00 per share.

NOTE 5 ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                     BALANCE OF
                                      FOUNDING
                                      COMPANIES
                                         AT      CHARGED TO         BALANCE AT
                                     OCTOBER 15, COSTS AND  WRITE- DECEMBER 31,
                           INCEPTION    1997      EXPENSES   OFFS      1997
                           --------- ----------- ---------- ------ ------------
   For the period October
    16, 1997 through
    December 31, 1997.....    --        $711         49      (161)     $599

NOTE 6 INVENTORY

  Inventory consists of the following finished goods:

                                                                    DECEMBER 31,
                                                                        1997
                                                                    ------------
       Perishables.................................................    $  523
       Hardgoods...................................................     4,414
                                                                       ------
                                                                       $4,937
                                                                       ======

NOTE 7 PROPERTY AND EQUIPMENT

  Property and equipment consist of the following:

                                                                    DECEMBER 31,
                                                                        1997
                                                                    ------------
       Buildings...................................................    $2,121
       Leasehold improvements......................................     1,188
       Computer equipment..........................................     2,089
       Furniture, fixtures and equipment...........................     2,700
       Vehicles....................................................       321
       Other.......................................................        37
                                                                       ------
                                                                        8,456
       Accumulated depreciation and amortization...................      (291)
                                                                       ------
                                                                        8,165
       Land........................................................       561
                                                                       ------
                                                                       $8,726
                                                                       ======

  Depreciation expense for the period April 22, 1997 to December 31, 1997 was $291.

                         U.S.A. FLORAL PRODUCTS, INC.

                       (IN THOUSANDS, EXCEPT SHARE DATA)
NOTE 8 CREDIT FACILITY

  On October 16, 1997 the Company entered into a Credit Agreement ("Agreement") with various lending institutions and Bankers Trust Company, as agent, (the "Bank") for a $100,000 credit facility. The Agreement provides for a revolving credit facility with a $75,000 limit on acquisition loans and a $25,000 limit on working capital loans. The proceeds of the credit facility will be used to finance acquisitions and fund related working capital requirements. The credit facility requires payment of interest quarterly at 1.50% above LIBOR (London Inter Bank Offering Rate) on balances outstanding. The Company paid on closing a financing fee of $1,769, which has been deferred and will be amortized over the life of the Agreement; during the period October 16, 1997 to December 31, 1997, the Company amortized $73 of the deferred financing fee. In addition, a commitment fee of 0.25% is charged on the unused portion of the credit facility on a quarterly basis. Commitment fees charged for the period were $56. At December 31, 1997, no borrowings were outstanding under the credit facility, which expires October 16, 2002. At December 31, 1997, a letter of credit of $3,900 was outstanding. During the year, the Company paid $14 in fees related to outstanding letters of credit.

  The credit facility is collateralized by receivables, inventories, equipment and certain real property. Under the terms of the Agreement, the Company is required to maintain certain financial ratios and other financial conditions. The Agreement prohibits the Company from incurring additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends. At December 31, 1997 the Company was in compliance with all loan covenants.

  In connection with the acquisitions consummated in January 1998 (see Note 14--Subsequent Events), the Company borrowed $47,500 under the revolving credit facility. The interest rate on the borrowings varied from 6.5% to 7.25%. The Company obtained a waiver letter from the Bank with respect to certain covenants under the Agreement in order to effect certain recent acquisitions (see Note 14.)

NOTE 9 INCOME TAXES

  The components of income tax expense (benefit) from continuing operations for the period April 22, 1997 to December 31, 1997 are:

       Current:
        Federal........................................................... $450
        State.............................................................   80
                                                                           ----
                                                                            530
                                                                           ----
       Deferred:
        Federal...........................................................  (34)
        State.............................................................   (6)
                                                                           ----
                                                                            (40)
                                                                           ----
                                                                           $490
                                                                           ====

                         U.S.A. FLORAL PRODUCTS, INC.

                       (IN THOUSANDS, EXCEPT SHARE DATA)

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1997 are as follows:

       Deferred tax assets:
         Allowance for doubtful accounts.................................. $189
         Inventory capitalization.........................................   54
         Anti-dumping accrual.............................................   64
         Inventory reserves...............................................   52
         Net operating loss carryforward for state tax purposes...........   35
                                                                           ----
           Total deferred tax assets......................................  394
       Deferred tax liability
         Accumulated depreciation.........................................   97
                                                                           ----
           Net deferred tax assets........................................ $297
                                                                           ====

  A reconciliation between the statutory federal income tax rate and the effective rate of income tax expense for the period April 22, 1997 to December 31, 1997 follows:

       Statutory federal income tax rate.................................... 34%
       Increase in taxes resulting from:
         State tax, net of federal benefit..................................  6%
         Non-deductible goodwill amortization............................... 12%
         Other..............................................................  2%
                                                                             ---
                                                                             54%
                                                                             ===

NOTE 10 RELATED PARTY TRANSACTIONS

  The Company receives and purchases flowers from farms partially owned by, and/or persons related to, directors and senior management of USA Floral. Approximately 13% of the cost of sales in 1997 represented purchases from related entities, which are made on terms similar to those with outside third parties in arms-length transactions. The Company also pays representative fees to related entities for flowers shipped from Columbia. These related entities ensure that the Company has a reliable source of fresh-cut flowers in Columbia. The entities also provide each of the Company's suppliers with technical expertise to improve and maintain the yield, quality and durability of fresh-cut flowers. In addition, due to the large number of suppliers in Columbia, the Company requires the service of the entities to consolidate the shipments of flowers with a common carrier, and generate the paperwork necessary to complete the shipment of flowers. Representative fees for the period October 16, 1997 to December 31, 1997 were approximately $21.

  The Company sells flowers to two bouquet manufacturers owned by directors and senior management of USA Floral. Sales were approximately $448 to these affiliates for the period October 16, 1997 to December 31, 1997.

  The Company leases offices and warehouse facilities from entities owned and/or related to directors and senior management of USA Floral. All such transactions are conducted at rates intended by the parties to be representative of market rates. Rent for the period October 16, 1997 to December 31, 1997 was approximately $219.

                         U.S.A. FLORAL PRODUCTS, INC.

                       (IN THOUSANDS, EXCEPT SHARE DATA)
NOTE 11 COMMITMENTS AND CONTINGENCIES

 Lease Commitments

  The Company leases warehouse and office facilities in a number of locations under noncancelable operating leases. The aggregate future minimum rentals (exclusive of real estate taxes and expenses) are as follows:

       Year ending December 31,:
       1998............................................................. $2,207
       1999.............................................................  1,913
       2000.............................................................  1,642
       2001.............................................................    938
       2002.............................................................    739
       Thereafter.......................................................  1,116
                                                                         ------
                                                                         $8,555
                                                                         ======

  The Company is also the lessor under several minor capital leases for which, in the aggregate, the capitalized lease obligation approximates $300.

 Legal Matters

  The Company is involved in various legal matters in the normal course of business. In the opinion of the Company's management, these matters are not anticipated to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

 Anti-Dumping

  In 1986, the U.S. Department of Commerce (the "DOC") imposed an antidumping-duty deposit ("ADD") ranging from 1% to 50% on the importation of certain flowers, pending the imposition of a final duty rate based on annual reviews of the flower growers' margins. Since that time, the DOC has undertaken ten reviews, the last one for the period ending February 28, 1997. As a result of those reviews, the Company's importation of flowers from its suppliers has been subject to antidumping duties. The ADDs from the second and fourth review are awaiting final liquidation from the DOC. Final determinations have been published for the fifth through seventh reviews but judicial appeals are pending. The eight review was liquidated at the cash deposit rate. The ninth review is pending final determination and the tenth review is in process.

  Included in accrued expenses is approximately $1,082 as of December 31, 1997, of estimated antidumping duty imposed by the DOC. The antidumping duty is subject to change upon the DOC's final review of all open antidumping periods as well as various legal appeals. The Company believes its accrual to be adequate, but cannot presently determine the effect, if any, of an adverse determination by the DOC regarding the ADDs.

                         U.S.A. FLORAL PRODUCTS, INC.

                       (IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 12 SUPPLEMENTAL CASH FLOW INFORMATION

  Supplemental disclosure of cash flow information:

    Cash paid during the year for interest............................. $   100
                                                                        =======
    Cash paid during the year for income taxes......................... $   225
                                                                        =======
   Supplemental disclosure of non-cash transactions:
    Business acquisitions:
     Cash paid for business acquisitions............................... $43,679
     Less: cash acquired...............................................   3,861
                                                                        -------
     Cash paid for business acquisitions, net..........................  39,818
     Issuance of common stock for business acquisitions................  22,743
                                                                        -------
                                                                         62,561
     Fair value of net assets acquired, net of cash....................   9,717
                                                                        -------
                                                                        $52,844
                                                                        =======

NOTE 13 QUARTERLY INFORMATION (UNAUDITED)

  The Company became a public company with its IPO in October 1997. Quarterly information for the fourth quarter of 1997, which includes the net expense incurred by USA Floral and the results of operations of the Founding Companies subsequent to their acquisition effective October 16, 1997, are as follows:

                                                                     (UNAUDITED)
       Net sales....................................................   $37,382
       Operating income.............................................       742
       Net income...................................................       529
       Income per share--basic and diluted..........................   $   .06

NOTE 14 SUBSEQUENT EVENTS (UNAUDITED)

  In January 1998, USA Floral consummated the acquisition of the following six companies (referred to collectively as the "January 1998 Class"):

    Continental Farms Limited ("Continental Farms") and Atlantic Bouquet Company Limited ("Atlantic Bouquet"), each a Florida limited partnership headquartered in Miami, Florida. Prior to their acquisition, Continental Farms and Atlantic Bouquet were under common ownership. Continental Farms is an importer and broker of floral products from South America and Latin America and Atlantic Bouquet is a bouquet manufacturer. Both companies distribute their products throughout the United States and Canada.

    XL Group, Inc. ("XL Group") imports fresh cut floral products from Costa Rica, Ecuador and distributes these products to wholesalers and supermarkets throughout the United States. The XL Group is located in Miami, Florida.

    Koehler & Dramm, Inc. ("Koehler & Dramm") is a regional wholesale florist company serving retailers throughout the upper Midwest United States. Koehler & Dramm is headquartered in Minneapolis, Minnesota and has a branch operation in Kansas City, Missouri.

    Everflora, Inc. ("Everflora") and Everflora Miami, Inc. ("Everflora Miami") are importers/brokers of perishable floral products. Everflora, headquartered in Creskill, New Jersey, sells various types of flowers to wholesalers across the United States. Everflora Miami, headquartered in Miami, Florida, sells various types of flowers and bouquets, primarily imported from Central America and South America.

                         U.S.A. FLORAL PRODUCTS, INC.

    H&H Flowers, Inc. ("H&H Flowers"), which does business under the name of "La Fleurette," assembles and sells floral bouquets and other arrangements to the supermarket industry primarily throughout the eastern United States. H&H Flowers is headquartered in Miami, Florida. A member of the Board of Directors of USA Floral was a stockholder in H&H Flowers.

    UltraFlora Corporation ("UltraFlora") imports and sells floral bouquets and other arrangements to the mass markets industry throughout the eastern United States. UltraFlora is headquartered in Miami, Florida. A member of the Board of Directors of USA Floral was a stockholder in UltraFlora.

  The following table sets forth the consideration paid (the "Purchase Consideration") (a) in cash and (b) in shares of Common Stock to the common stockholders of each of the January 1998 Class, the estimated fair value of the net assets acquired and resulting goodwill. For purposes of computing the purchase price for accounting purposes, the value of shares is based upon an average share price calculated using the purchase contract formula, which incorporates the share price at the date of the letter of intent, the date of the definitive agreement and the average daily share price between the two aforementioned events. The total Purchase Consideration also reflects the contingent consideration related to earn-out arrangements included in the definitive agreement for UltraFlora, which provides for the Company to pay additional consideration, based on 1997 earnings before interest and taxes, of approximately $6,000 in shares of Common Stock, calculated by reference to the average closing price of the Common Stock for each trading day during the thirty calendar day period ending December 31, 1997. The estimated resultant 354,417 shares will be issued when all amounts have been finalized.

  The contingent consideration related to earn-out arrangements included in the definitive agreement for XL Group, Inc. has not been included in the Purchase Consideration. This arrangement provides for the Company to pay additional consideration, based on 1998 earnings before interest and taxes, of up to $4,000 in shares of Common Stock, calculated by reference to the average closing price of the Common Stock for each trading day during the thirty calendar day period ending December 31, 1998. The contingent consideration related to earn-out arrangements included in the definitive agreement for H&H Flowers, "La Fleurette" also has not been included in the Purchase Consideration. This arrangement provides for the Company to pay additional consideration, without limit, based on earnings before interest and taxes for the twelve month period ending June 30, 1998, in shares of Common Stock, calculated by reference to the average closing price of the Common Stock for each trading day during the thirty calendar day period ending June 30, 1998.

  The purchase price has been allocated to each company's assets and liabilities based on their respective carrying values, with the exception of acquired properties at one of the entities, as these carrying values are deemed to represent fair market value of these assets and liabilities. The fair market value of acquired properties was estimated and will be determined via an independent valuation by a third party. The allocation of the purchase price is preliminary, but the Company does not anticipate that the final allocation of purchase price will differ significantly from that as described above.

                         U.S.A. FLORAL PRODUCTS, INC.

                                     SHARES OF                          NET
                                      COMMON   VALUE OF     TOTAL      ASSETS
                              CASH     STOCK    SHARES  CONSIDERATION ACQUIRED  GOODWILL
                             ------- --------- -------- ------------- --------  --------
   Continental Farms and
    Atlantic
    Bouquet................  $27,500 1,642,672 $27,500    $ 55,000    $ 5,791   $49,209
   XL Group, Inc...........   11,250   660,938  11,000      22,250      5,604    16,646
   Koehler & Dramm.........    5,000   298,596   5,000      10,000      3,832     6,168
   Everflora and Everflora,
    Miami..................    4,000   246,654   4,000       8,000      2,846     5,154
   H & H Flowers, DBA as La
    Fluerette..............    1,600       --      --        1,600       (720)    2,320
   UltraFlora..............    2,750   517,698   8,768      11,518      1,607     9,911
                             ------- --------- -------    --------    -------   -------
     Total.................  $52,100 3,366,558 $56,268    $108,368    $18,960   $89,408
                             ======= ========= =======    ========    =======   =======

  The following unaudited pro forma summary presents the combined results of operations of the Company, the January 1998 Class and the Founding Companies, as if the acquisitions and USA Floral's IPO occurred at January 1, 1997. The pro forma amounts give effect to certain adjustments including amortization of intangibles, reduction in salary, bonuses and benefits in connection with the transactions, anticipated compensation of USA Floral's management, associated costs of being a public company and income taxes. The pro forma summary does not purport to represent what USA Floral's results of operations would actually have been if such transactions in fact had occurred on January 1, 1997 and are not necessarily representative of USA Floral's results of operations for any future period. Since the January 1998 Class and the Founding Companies were not under common control or management, historical combined results may not be comparable to, or indicative of, future performance.

                                                                  YEAR ENDED
                                                               DECEMBER 31, 1997
                                                               -----------------
                                                                  (UNAUDITED)
       Net sales..............................................     $356,741
       Operating income.......................................       18,546
       Net income.............................................        8,400
       Net income per share--basic and diluted................     $    .63

                         U.S.A. FLORAL PRODUCTS, INC.

                      INTRODUCTION TO UNAUDITED PRO FORMA

                       COMBINED STATEMENT OF OPERATIONS

  The unaudited pro forma combined statement of operations of U.S.A. Floral Products, Inc. ("USA Floral") gives effect to (i) USA Floral's initial public offering ("IPO") of Common Stock on October 16, 1997 as if such offering had occurred on January 1, 1997 and (ii) the acquisition, effective October 16, 1997, of the Founding Companies which were business combinations accounted for under the purchase method of accounting as if such acquisitions had been consummated on January 1, 1997.

  The pro forma combined statement of operations for the year ended December 31, 1997 includes (i) the audited financial statements of USA Floral for the period April 22, 1997 to December 31, 1997, which include the operating results of the Founding Companies subsequent to October 16, 1997 and (ii) the audited financial statements of the Founding Companies for the period January 1, 1997 to the acquisition date of October 15, 1997, except that unaudited financial information for the period January 1, 1997 to October 15, 1997 is included for United Wholesale, whose fiscal year end was June 30, 1997.

  The pro forma adjustments are based on estimates, available information and certain assumptions that management deems appropriate. The pro forma financial data presented herein does not purport to represent what USA Floral's financial position or results of operations would actually have been if such transactions in fact had occurred on those dates and are not necessarily representative of USA Floral's financial position or results of operations for any future period. The unaudited pro forma combined statement of operations should be read in conjunction with the other financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

                         U.S.A. FLORAL PRODUCTS, INC.

             UNAUDITED PRO FORMA COMBINED STATEMENT OF OPERATIONS

                     FOR THE YEAR ENDED DECEMBER 31, 1997

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          USA      UNITED             AMERICAN  FLOWER
                                                                        FLORAL    WHOLESALE BAY STATE FLORIST   TRADING  ROY HOUFF
                                                                       ---------  --------- --------- --------  -------  ---------
Net sales........                                                      $  37,380   $15,921   $23,587  $10,051   $17,509   $29,373
Cost of sales....                                                         26,685    10,301    15,924    6,845    13,602    19,017
                                                                       ---------   -------   -------  -------   -------   -------
 Gross profit....                                                         10,695     5,620     7,663    3,206     3,907    10,356
Selling, general
and
administrative...                                                          9,791     5,059     7,154    2,490     3,240     9,192
Goodwill                                                                     275       --        --       --        --        --
amortization.....
                                                                       ---------   -------   -------  -------   -------   -------
 Income from                                                                 629       561       509      716       667     1,164
 operations......
Other (income)
expense:
 Interest                                                                      8       196        80       37        48        61
 expense.........
 Interest income.                                                           (248)      (93)      (68)     (62)      (16)      (14)
 Other, net......                                                            (37)      (19)     (268)       1       (32)      (23)
                                                                       ---------   -------   -------  -------   -------   -------
Income before                                                                906       477       765      740       667     1,140
income taxes.....
Provision for                                                                490       173        46       41       270        17
income taxes.....
                                                                       ---------   -------   -------  -------   -------   -------
Net income.......                                                      $     416   $   304   $   719  $   699   $   397   $ 1,123
                                                                       =========   =======   =======  =======   =======   =======
Net income per
share, basic and
diluted..........                                                      $    0.09
                                                                       =========
Weighted average
shares
outstanding:
 Basic...........                                                      4,734,198
                                                                       =========
 Diluted.........                                                      4,824,097
                                                                       =========
 Pro forma net
 income per
 share, basic and
 diluted.........
Shares used in
computing pro
forma net income
per share (see
Note 3):
 Basic...........
 Diluted.........
                                                                                                         PRO FORMA
                                                                                     CFX,               ADJUSTMENTS  PRO FORMA
                                                                       MONTEREY BAY  INC.    ALPINE GEM (SEE NOTE 2) COMBINED
                                                                       ------------ -------- ---------- ------------ ----------
Net sales........                                                        $10,175    $31,436    $8,692     $   --      $184,124
Cost of sales....                                                          8,384     24,378     6,540        (420)     131,256
                                                                       ------------ -------- ---------- ------------ ----------
 Gross profit....                                                          1,791      7,058     2,152         420       52,868
Selling, general
and
administrative...                                                            875      6,517     1,793      (1,995)      44,116
Goodwill                                                                     --         --        --        1,046        1,321
amortization.....
                                                                       ------------ -------- ---------- ------------ ----------
 Income from                                                                 916        541       359       1,369        7,431
 operations......
Other (income)
expense:
 Interest                                                                     13        --        --         (325)         118
 expense.........
 Interest income.                                                            --         (59)      (28)        --          (588)
 Other, net......                                                             (6)       --        (19)        --          (403)
                                                                       ------------ -------- ---------- ------------ ----------
Income before                                                                909        600       406       1,694        8,304
income taxes.....
Provision for                                                                413        --        --        2,400        3,850
income taxes.....
                                                                       ------------ -------- ---------- ------------ ----------
Net income.......                                                        $   496    $   600    $  406     $  (706)   $   4,454
                                                                       ============ ======== ========== ============ ==========
Net income per
share, basic and
diluted..........
Weighted average
shares
outstanding:
 Basic...........
 Diluted.........
 Pro forma net
 income per
 share, basic and
 diluted.........                                                                                                    $    0.50
                                                                                                                     ==========
Shares used in
computing pro
forma net income
per share (see
Note 3):
 Basic...........                                                                                                    8,845,711
                                                                                                                     ==========
 Diluted.........                                                                                                    8,944,382
                                                                                                                     ==========

      See notes to unaudited pro forma combined statement of operations.

                         U.S.A. FLORAL PRODUCTS, INC.

         NOTES TO UNAUDITED PRO FORMA COMBINED STATEMENT OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1--ACQUISITION OF FOUNDING COMPANIES

  U.S.A. Floral Products, Inc. ("USA Floral") was founded in April 1997 to create a national consolidator and operator of floral products distribution businesses. Effective October 16, 1997 USA Floral acquired all of the outstanding capital stock of the Founding Companies concurrently with the closing of its IPO. These business combinations were accounted for under the purchase method of accounting.

  The following table sets forth the consideration paid in cash and in shares of Common Stock to the common stockholders of each of the Founding Companies, the allocation of the consideration to net assets acquired and resulting goodwill. For purposes of computing the purchase price for financial accounting purposes, the value of Common Stock is based upon the initial public offering price of $13.00 per share.

                                 SHARES OF                          NET
                                  COMMON   VALUE OF     TOTAL      ASSETS
                         CASH(1)   STOCK    SHARES  CONSIDERATION ACQUIRED GOODWILL
                         ------- --------- -------- ------------- -------- --------
Houff................... $11,006       --  $   --      $11,006    $ 3,454  $ 7,552
CFX.....................   6,521   250,000   3,250       9,771      1,229    8,542
Bay State...............   6,045   495,550   6,442      12,487      4,156    8,331
Flower Trading..........   5,920   160,000   2,080       8,000      1,273    6,727
United Wholesale........   4,788   268,500   3,491       8,279      2,298    5,981
American Florist........   4,800   141,334   2,400       7,200        249    6,951
Monterey Bay............   3,000   176,668   3,000       6,000        705    5,295
Alpine Gem..............   1,600   160,000   2,080       3,680        215    3,465
                         ------- --------- -------     -------    -------  -------
  Total................. $43,680 1,652,052 $22,743     $66,423    $13,579  $52,844
                         ======= ========= =======     =======    =======  =======

--------
(1) Does not include S Corporation distributions paid to owners of CFX, Inc.


NOTE 2--UNAUDITED PRO FORMA COMBINED STATEMENT OF OPERATIONS ADJUSTMENTS-- FOUNDING COMPANIES

  The unaudited pro forma combined statement of operations for the year ended December 31, 1997 gives effect to the acquisition of the Founding Companies as if they had been consummated on January 1, 1997. The following table summarizes unaudited pro forma combined statement of operations' adjustments associated with the Founding Companies:

                                     YEAR ENDED DECEMBER 31, 1997
                         ------------------------------------------------------------
                                                                                        PRO FORMA
                           (A)      (B)     (C)    (D)    (E)    (F)    (G)     (H)    ADJUSTMENTS
                         -------  -------  -----  -----  -----  -----  -----  -------  -----------
Cost of sales........... $   --   $   --   $ --   $ --   $ --   $(420) $ --   $   --     $  (420)
Selling, general and
 administrative.........  (1,618)     --     --    (284)   413    --    (506)     --      (1,995)
Goodwill amortization...     --     1,046    --     --     --     --     --       --       1,046
                         -------  -------  -----  -----  -----  -----  -----  -------    -------
  Income from
   operations...........   1,618   (1,046)   --     284   (413)   420    506      --       1,369
Other (income) expense:
  Interest expense......     --       --    (325)   --     --     --     --       --        (325)
                         -------  -------  -----  -----  -----  -----  -----  -------    -------
Income before income
 taxes..................   1,618   (1,046)   325    284   (413)   420    506      --       1,694
Provision for income
 taxes..................     --       --     --     --     --     --     --     2,400      2,400
                         -------  -------  -----  -----  -----  -----  -----  -------    -------
Net income.............. $ 1,618  $(1,046) $ 325  $ 284  $(413) $ 420  $ 506  $(2,400)   $  (706)
                         =======  =======  =====  =====  =====  =====  =====  =======    =======

--------

                         U.S.A. FLORAL PRODUCTS, INC.

                       (IN THOUSANDS, EXCEPT SHARE DATA)
(a) Reflects the reduction in salaries, bonuses and benefits to the former owners of the Founding Companies to which they have agreed prospectively.
(b) Reflects the amortization of goodwill recorded as a result of these acquisitions over a 40-year estimated life as if these acquisitions had occurred on January 1, 1997.
(c) Reflects the elimination of interest expense on debt repaid with proceeds from the IPO.
(d) Reflects adjustment for the following (i) elimination of rental lease expense of $406 associated with the purchase of $3,800 of real estate and a related increase in depreciation expense and real estate taxes associated with this real estate totaling $76; and (ii) increase in rental expense as a result of distribution of $842 of real estate prior to the acquisitions of the Founding Companies of $149 and a related decrease in depreciation expense and real estate taxes of $103.
(e) Reflects: (i) an increase in expenses associated with USA Floral management and the costs of being a public entity of $290; and (ii) compensation expense of $123 associated with the issuance of 125,000 stock options with an exercise price below the IPO price which vest over four years.
(f) Reflects the reduction in cost of sales attributable to a reduction in the level of services provided under a contract for various services performed by an affiliated entity of Flower Trading, to which USA Floral and the affiliated entity have agreed to prospectively.
(g) Reflects the elimination of legal costs incurred by the Founding Companies in connection with the acquisitions.
(h) Reflects the incremental provision for federal and state income taxes assuming all entities were subject to federal and state income tax and relating to the other statements of operations' adjustments and for income taxes on S Corporation income, assuming a combined federal and state corporate income tax rate of 40% and the non-deductibility of goodwill.

NOTE 3--SHARES USED IN COMPUTING PRO FORMA NET INCOME PER SHARE

  The shares used in computing pro forma net income per share for the Founding Companies is calculated as follows:

                                                         ACTUAL      WEIGHTED
                                                         SHARES   AVERAGE SHARES
                                                        --------- --------------
Shares issued upon formation of USA Floral............  2,400,000
Shares issued to owners of the Founding Companies.....  1,652,052
Shares sold in the IPO to pay the cash portion of the
 Founding Companies consideration, to repay certain
 indebtedness and to pay expenses of the Offering.....  4,508,561
                                                        ---------
Shares considered outstanding January 1--October 15,
 1997.................................................  8,560,613   6,754,675
                                                        ---------
Remaining shares issued in the IPO....................  1,241,439
Shares issued upon exercise of option.................    110,000
                                                        ---------
Shares considered outstanding October 16--December 31,
 1997.................................................  9,912,052   2,091,036
                                                        =========   ---------
Weighted average shares outstanding--Basic............              8,845,711
Dilution attributable to options......................                 98,671
                                                                    ---------
Weighted average shares outstanding--Diluted..........              8,944,382
                                                                    =========

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders of
 Alpine Gem Flower Shippers, Inc.

  In our opinion, the accompanying balance sheet and the related statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Alpine Gem Flower Shippers, Inc. at December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996 and for the period January 1, 1997 through October 15, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP

Price Waterhouse LLP
Washington, DC
December 12, 1997

                        ALPINE GEM FLOWER SHIPPERS, INC.

                                 BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                   DECEMBER 31,
                                                                       1996
                                                                   ------------
ASSETS
Current assets:
 Cash and cash equivalents........................................    $    1
 Accounts receivable..............................................     1,215
 Prepaid expenses and other current assets........................        18
                                                                      ------
  Total current assets............................................     1,234
Equipment, net....................................................        26
                                                                      ------
  Total assets....................................................    $1,260
                                                                      ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable.................................................    $  469
 Commissions payable..............................................       168
 Accrued expenses.................................................        14
                                                                      ------
  Total liabilities...............................................       651
                                                                      ------
Commitments and contingencies
Stockholders' equity:
 Common stock, no par value; 50,000 shares authorized; 20,000
  shares issued and outstanding...................................       727
 Retained earnings (accumulated deficit)..........................      (118)
                                                                      ------
  Total stockholders' equity......................................       609
                                                                      ------
  Total liabilities and stockholders' equity......................    $1,260
                                                                      ======


   The accompanying notes are an integral part of these financial statements.

                        ALPINE GEM FLOWER SHIPPERS, INC.

                            STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                                                   YEAR ENDED     JANUARY 1, 1997
                                                  DECEMBER 31,        THROUGH
                                                  --------------    OCTOBER 15,
                                                   1995    1996        1997
                                                  ------  ------  ---------------
 Net sales......................................  $8,139  $9,334      $8,692
 Cost of sales..................................   6,287   7,132       6,540
                                                  ------  ------      ------
   Gross margin.................................   1,852   2,202       2,152
 Selling, general and administrative expenses...   1,526   1,868       1,793
                                                  ------  ------      ------
   Operating income.............................     326     334         359
 Other (income) expense:
  Interest income...............................     (35)    (41)        (28)
  Other, net....................................     (12)    (13)        (19)
                                                  ------  ------      ------
 Net income.....................................  $  373  $  388      $  406
                                                  ======  ======      ======
 Unaudited pro forma information:
  Pro forma net income before provision for in-
   come taxes...................................  $  373  $  388      $  406
  Provision for income taxes....................     149     155         162
                                                  ------  ------      ------
  Pro forma income (see Note 2).................  $  224  $  233      $  244
                                                  ======  ======      ======


   The accompanying notes are an integral part of these financial statements.

                        ALPINE GEM FLOWER SHIPPERS, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                        COMMON STOCK
                                        -------------
                                                        RETAINED
                                                        EARNINGS       TOTAL
                                                      (ACCUMULATED STOCKHOLDERS'
                                        SHARES AMOUNT   DEFICIT)      EQUITY
                                        ------ ------ ------------ -------------
Balance at December 31, 1994........... 20,000  $727     $ (59)        $ 668
 Net income............................    --    --        373           373
 Dividends paid........................    --    --       (292)         (292)
                                        ------  ----     -----         -----
Balance at December 31, 1995........... 20,000   727        22           749
 Net income............................    --    --        388           388
 Dividends paid........................    --    --       (528)         (528)
                                        ------  ----     -----         -----
Balance at December 31, 1996........... 20,000   727      (118)          609
 Net income............................    --    --        406           406
 Dividends paid........................    --    --       (365)         (365)
                                        ------  ----     -----         -----
Balance at October 15, 1997............ 20,000  $727     $ (77)        $ 650
                                        ======  ====     =====         =====


   The accompanying notes are an integral part of these financial statements.

                        ALPINE GEM FLOWER SHIPPERS, INC.

                            STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                  YEAR ENDED     JANUARY 1, 1997
                                                 DECEMBER 31,        THROUGH
                                                 --------------    OCTOBER 15,
                                                  1995    1996        1997
                                                 ------  ------  ---------------
Cash flows from operating activities:
 Net income....................................  $  373  $  388       $ 406
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation.................................      13      27           8
  Change in operating assets and liabilities:
   Accounts receivable.........................    (266)   (145)       (317)
   Prepaid expenses and other current assets...      (5)      1          (9)
   Accounts payable and accrued expenses.......      79     131         906
                                                 ------  ------       -----
    Net cash provided by operating activities..     194     402         994
                                                 ------  ------       -----
Cash flows used in investing activities:
 Purchases of property and equipment...........      (3)    (40)         (5)
 Proceeds from disposal of property and equip-
  ment.........................................     --        5         --
                                                 ------  ------       -----
    Net cash used in investing activities......      (3)    (35)         (5)
                                                 ------  ------       -----
Cash flows used in financing activities:
 Proceeds from short-term loan from stockhold-
  ers..........................................     --      --          100
 Repayment of short-term loan from stockhold-
  ers..........................................     --      --         (100)
 Stockholder dividends.........................    (292)   (528)       (365)
                                                 ------  ------       -----
    Net cash used in financing activities......    (292)   (528)       (365)
                                                 ------  ------       -----
Net increase (decrease) in cash and cash equiv-
 alents........................................    (101)   (161)        624
Cash and cash equivalents--beginning of period.     263     162           1
                                                 ------  ------       -----
Cash and cash equivalents--end of period.......  $  162  $    1       $ 625
                                                 ======  ======       =====

   The accompanying notes are an integral part of these financial statements.

                       ALPINE GEM FLOWER SHIPPERS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                (IN THOUSANDS)

NOTE 1 BUSINESS ORGANIZATION

  Founded in 1972, Alpine Gem Flower Shippers, Inc. (the "Company") is a broker and shipper of perishable floral products, operating from two locations in Montana and California. The Company distributes primarily to wholesalers throughout the United States.

  Effective October 16, 1997, the Company merged with U.S.A. Floral Products, Inc. ("USA Floral") (the "Merger"). All outstanding shares of the Company were exchanged for cash and shares of USA Floral Common Stock concurrent with the consummation of the initial public offering of the Common Stock of USA Floral. These financial statements are those of the Company prior to the Merger and do not reflect any purchase accounting adjustments or other transactions related to the Merger.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

 Revenue Recognition

  The Company recognizes revenue from product sales when the goods are shipped to its customers.

 Cash Equivalents

  For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of approximately three months or less at date of purchase to be cash equivalents.

 Property and Equipment

  Property and equipment are carried at cost. Depreciation is provided using accelerated methods over the estimated useful lives of the related assets (five to seven years).

 Fair Value of Financial Instruments

  The carrying amount of cash and cash equivalents, accounts receivable/payable, notes receivable and accrued expenses approximates fair value because of the short maturity of these instruments.

 Concentration of Credit Risk

  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. Receivables are not collateralized and accordingly, the Company performs ongoing credit evaluations of its customers to reduce the risk of loss.

 Income Taxes

  The Company has elected to be treated as a cash basis S Corporation for federal and state income taxes and, accordingly, any liabilities for income taxes are the direct responsibility of the stockholders.

                       ALPINE GEM FLOWER SHIPPERS, INC.

  There are differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities primarily related to accounts receivable and accounts payable. At December 31, 1996 the Company's net assets for financial reporting purposes exceeds the tax basis by approximately $860.

  The unaudited pro forma income tax information included in the Statement of Operations is presented in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," as if the Company had been subject to federal and state income taxes for the entire periods presented.

NOTE 3 EQUIPMENT

  Equipment consist of the following:

                                                                    DECEMBER 31,
                                                                        1996
                                                                    ------------
   Equipment.......................................................     $163
   Accumulated depreciation........................................     (137)
                                                                        ----
                                                                        $ 26
                                                                        ====

  Depreciation expense for the years ended December 31, 1995, 1996 and the period January 1, 1997 through October 15, 1997 was $13, $27 and $8, respectively.

NOTE 4 RELATED PARTY TRANSACTIONS

  The Company rented office space from the stockholders of Alpine Gem for the years ended 1995, 1996 and the period January 1, 1997 through October 15, 1997; total rental payments were $18, $18 and $15, respectively.

  In March 1997 the Company borrowed $100 from the stockholders which was repaid in full in May 1997.

NOTE 5 COMMITMENTS AND CONTINGENCIES

 Lease Commitments

  The Company occupies premises under two noncancelable operating leases which expire on December 31, 1998 and June 30, 2000. Future minimum rental payments under these leasing arrangements are as follows:

   For the period from October 16, 1997 to December 31, 1997.............. $ 27
   For the years ending December 31:
   1998...................................................................  129
   1999...................................................................   18
   2000...................................................................    9
                                                                           ----
     Total minimum lease payments as of October 15, 1997.................. $183
                                                                           ====

  Rental expense for the years ended December 31, 1995, 1996 and the period January 1, 1997 through October 15, 1997 was $82, $179 and $110, respectively.

 Legal Matters

  The Company is involved in various legal matters in the normal course of business. In the opinion of the Company's management, these matters are not anticipated to have a material adverse effect on the financial position or results of operations or cash flows of the Company.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of The Roy Houff Company

  In our opinion, the accompanying balance sheet and the related statements of operations, of stockholder's equity and of cash flows present fairly, in all material respects, the financial position of The Roy Houff Company at December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996 and for the period January 1, 1997 through October 15, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP

Price Waterhouse LLP
Washington, D.C.
November 26, 1997

                             THE ROY HOUFF COMPANY

                                 BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                   DECEMBER 31,
                                                                       1996
                                                                   ------------
ASSETS
Current assets:
 Cash and cash equivalents........................................    $  210
 Accounts receivable, net.........................................     3,604
 Inventory........................................................     1,118
 Prepaid expenses and other current assets........................       211
 Advances to stockholder..........................................        88
                                                                      ------
  Total current assets............................................     5,231
Property and equipment, net.......................................     2,045
                                                                      ------
  Total assets....................................................    $7,276
                                                                      ======
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
 Bank line of credit..............................................    $  400
 Notes payable--current...........................................       120
 Accounts payable.................................................     3,519
 Accrued expenses.................................................       657
 Due to related parties...........................................       124
                                                                      ------
  Total current liabilities.......................................     4,820
Notes payable, net of current maturities..........................       450
                                                                      ------
  Total liabilities...............................................     5,270
                                                                      ------
Commitments and contingencies
Stockholder's equity:
 Common stock, no par value; 10,000 shares authorized; 50 shares
  issued and outstanding..........................................       425
 Retained earnings................................................     1,581
                                                                      ------
  Total stockholder's equity......................................     2,006
                                                                      ------
  Total liabilities and stockholder's equity......................    $7,276
                                                                      ======

   The accompanying notes are an integral part of these financial statements.

                             THE ROY HOUFF COMPANY

                            STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                                               YEAR ENDED
                                              DECEMBER 31,     JANUARY 1,  1997
                                             ----------------      THROUGH
                                              1995     1996    OCTOBER 15, 1997
                                             -------  -------  ----------------
Net sales................................... $41,531  $39,090      $29,373
Cost of sales...............................  27,899   25,537       19,017
                                             -------  -------      -------
  Gross margin..............................  13,632   13,553       10,356
Selling, general and administrative ex-
 penses.....................................  12,695   12,789        9,192
                                             -------  -------      -------
  Operating income..........................     937      764        1,164
Other (income) expense:
 Interest expense...........................      84      110           61
 Interest income............................     (76)     (39)         (14)
 Other, net.................................    (151)     (95)         (23)
                                             -------  -------      -------
Income before provision for income taxes....   1,080      788        1,140
Provision for income taxes..................      12       13           17
                                             -------  -------      -------
Net income.................................. $ 1,068  $   775      $ 1,123
                                             =======  =======      =======
Unaudited pro forma information:
 Pro forma net income before provision for
  income taxes.............................. $ 1,080  $   788      $ 1,140
 Provision for income taxes.................     432      315          456
                                             -------  -------      -------
 Pro forma income (see Note 2).............. $   648  $   473      $   684
                                             =======  =======      =======


   The accompanying notes are an integral part of these financial statements.

                             THE ROY HOUFF COMPANY

                       STATEMENT OF STOCKHOLDER'S EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                             COMMON STOCK               TOTAL
                                             ------------- RETAINED STOCKHOLDERS'
                                             SHARES AMOUNT EARNINGS    EQUITY
                                             ------ ------ -------- -------------
 Balance at December 31, 1994...............   50    $425   $1,860     $2,285
  Net income................................  --      --     1,068      1,068
  Dividends paid............................  --      --    (1,379)    (1,379)
                                              ---    ----   ------     ------
 Balance at December 31, 1995...............   50     425    1,549      1,974
  Net income................................  --      --       775        775
  Dividends paid............................  --      --      (743)      (743)
                                              ---    ----   ------     ------
 Balance at December 31, 1996...............   50     425    1,581      2,006
  Net income................................  --      --     1,123      1,123
  Dividends paid............................  --      --      (842)      (842)
                                              ---    ----   ------     ------
 Balance at October 15, 1997................   50    $425   $1,862     $2,287
                                              ===    ====   ======     ======






   The accompanying notes are an integral part of these financial statements.

                             THE ROY HOUFF COMPANY

                            STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                 YEAR ENDED
                                                DECEMBER 31,     JANUARY 1, 1997
                                               ----------------      THROUGH
                                                1995     1996    OCTOBER 15, 1997
                                               -------  -------  ----------------
 Cash flow from operating activities:
  Net income.................................  $ 1,068  $   775       $1,123
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization............      546      687          490
    Loss on disposal of fixed assets.........      123      144           11
    Change in operating assets and liabili-
     ties:
     Accounts receivable.....................     (147)     497         (179)
     Inventory...............................     (295)      84         (158)
     Prepaid expenses and other current as-
      sets...................................      (46)     (33)          48
     Accounts payable and accrued expenses...      344     (254)        (404)
                                               -------  -------       ------
      Net cash provided by operating activi-
       ties..................................    1,593    1,900          931
                                               -------  -------       ------
 Cash flows from investing activities:
  Purchases of property and equipment........   (1,043)    (640)        (211)
  Proceeds from disposal of property and
   equipment.................................      --        30          --
                                               -------  -------       ------
      Net cash used in investing activities..   (1,043)    (610)        (211)
                                               -------  -------       ------
 Cash flows from financing activities:
  Advances to stockholder....................     (365)     (13)         120
  Advances from (repayments to) stockholder..      840      237          (32)
  Due from/to related parties................     (226)      (4)         (93)
  Borrowings (repayments) under line of
   credit agreement (net)....................      322     (530)          10
  Proceeds from notes payable................       75       23          --
  Payments of notes payable..................     (249)    (117)         --
  Stockholder dividends......................   (1,379)    (743)        (842)
                                               -------  -------       ------
      Net cash used in financing activities..     (982)  (1,147)        (837)
                                               -------  -------       ------
 Net increase (decrease) in cash and cash
  equivalents................................     (432)     143         (117)
 Cash and cash equivalents--beginning of pe-
  riod.......................................      499       67          210
                                               -------  -------       ------
 Cash and cash equivalents--end of period....  $    67  $   210       $   93
                                               =======  =======       ======
 Supplemental disclosure of cash flow infor-
  mation:
  Cash paid during the period for interest...  $    84  $    93       $   61
                                               =======  =======       ======
  Cash paid during the period for income tax-
   es........................................  $    12  $    13       $   13
                                               =======  =======       ======


   The accompanying notes are an integral part of these financial statements.

                             THE ROY HOUFF COMPANY

                         NOTES TO FINANCIAL STATEMENTS
                                (IN THOUSANDS)

NOTE 1 BUSINESS ORGANIZATION

  Founded in 1977, The Roy Houff Company (the "Company") is a distributor of perishable floral products and floral related hardgoods, operating from seven locations in Illinois, Virginia and Arizona. The Company purchases floral products from importers, brokers and shippers and sells them to retail florists and mass marketers.

  The Company and its stockholder entered into a definitive agreement with U.S.A. Floral Products, Inc. ("USA Floral") pursuant to which the Company merged with USA Floral effective October 16, 1997 (the "Merger"). All outstanding shares of the Company were exchanged for cash concurrent with the consummation of the initial public offering of the common stock of USA Floral. These financial statements are those of the Company prior to the Merger and do not reflect any purchase accounting adjustments or other transactions related to the Merger (see Note 11).

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

 Revenue Recognition

  Revenue is recognized upon shipment of product.

 Cash Equivalents

  For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less at date of purchase to be cash equivalents.

 Inventory

  Inventory is stated at the lower of cost or market. Cost is determined on a first-in, first-out basis (FIFO).

 Property and Equipment

  Property and equipment are carried at cost. Depreciation is provided using straight-line and accelerated methods over the estimated useful lives of the related assets (five years). Leasehold improvements are amortized over the shorter of their respective lease terms or estimated useful lives.

 Intangible Assets

  Intangible assets at December 31, 1995 consisted of goodwill acquired in the purchase of the Atlanta branch being amortized over five years. In 1996 the remaining goodwill balance was written off in connection with the disposition of the Atlanta branch as discussed in Note 10.

                             THE ROY HOUFF COMPANY

 Fair Value of Financial Instruments

  The carrying amount of cash and cash equivalents, accounts receivable/payable, current notes payable, accrued expenses and short-term debt approximates fair value because of the short-term nature of these instruments. The estimated fair value of non-current notes payable approximates its carrying value due to its stated interest rate approximating market rates for debt with similar terms and average maturities.

 Concentration of Credit Risk

  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. Receivables are not collateralized and accordingly, the Company performs ongoing credit evaluations of its customers to reduce the risk of loss.

 Income Taxes

  The Company has elected to be treated as an S Corporation for federal and state income taxes and accordingly, any liabilities for income taxes are the direct responsibility of the stockholder. The Company is liable only for Illinois state replacement tax.

  There are differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. At December 31, 1996 the tax bases of the Company's net assets exceed their respective financial reporting bases by approximately $535.

  The unaudited pro forma income tax information included in the Statement of Operations is presented in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," as if the Company had been subject to federal and state income taxes for the entire periods presented.

NOTE 3 ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                        BALANCE AT CHARGED TO         BALANCE AT
                                        BEGINNING  COSTS AND  WRITE-    END OF
                                        OF PERIOD   EXPENSES   OFFS     PERIOD
                                        ---------- ---------- ------  ----------
   Year ended December 31, 1995........    $233       $163    $(135)     $261
   Year ended December 31, 1996........    $261       $280    $(275)     $266
   January 1, 1997 through October 15,
    1997...............................    $266       $ 78    $ (66)     $278

NOTE 4 INVENTORY

  Inventory consists of the following finished goods:

                                                                    DECEMBER 31,
                                                                        1996
                                                                    ------------
   Perishables.....................................................    $  147
   Hardgoods.......................................................       971
                                                                       ------
                                                                       $1,118
                                                                       ======

                             THE ROY HOUFF COMPANY

NOTE 5 PROPERTY AND EQUIPMENT

  Property and equipment consist of the following:

                                                                    DECEMBER 31,
                                                                        1996
                                                                    ------------
   Leasehold improvements..........................................    $1,420
   Computer equipment..............................................       650
   Furniture, fixtures and equipment...............................     2,436
   Vehicles........................................................        17
                                                                       ------
                                                                        4,523
   Accumulated depreciation and amortization.......................    (2,478)
                                                                       ------
                                                                       $2,045
                                                                       ======

  Depreciation expense for the years ended December 31, 1995 and 1996 and the period January 1, 1997 through October 15, 1997 was $526, $609, and $490, respectively.

NOTE 6 CREDIT FACILITIES

 Line of Credit

  At December 31, 1996, the Company had a line of credit facility of $1,450 of which $400 was borrowed. Advances on the line of credit are payable on demand and bear interest at prime (8.25% as of December 31, 1996) and are unsecured. Upon consummation of the Merger, all outstanding borrowings on the credit line were paid in full (See Note 11).

 Bank Term Note Payable

  During 1996 the Company borrowed $600 under a term note that requires payments of $120 per year through 2001. The note bears interest at the bank's prime rate (8.25% at December 31, 1996) and is secured by certain equipment. Upon consummation of the Merger, the bank term note was paid in full (See Note
11).

 Notes Payable to Related Parties

  Included in amounts shown as Due to Related Parties is an unsecured demand note which bears interest at the greater of 10% or prime. The balance of this note was $120 as of December 31, 1996. This note was paid in full in 1997.

NOTE 7 EMPLOYEE BENEFIT PLAN

  The Company has established an employee savings plan under the provisions of section 401(k) of the Internal Revenue Code. Substantially all employees are eligible to participate in the plan. Employees can contribute up to 15% of their gross wages to the plan. The Company is liable for matching contributions of 50% of participants' contributions up to a certain amount per participant. For the years ended December 31, 1995 and 1996, and the period January 1, 1997 through October 15, 1997, Company contributions to the plan were approximately $22, $23, and $24, respectively.

                             THE ROY HOUFF COMPANY

NOTE 8 RELATED PARTY TRANSACTIONS

  Salaries for several officers of the Company are paid through an entity owned by the Company's sole stockholder. In turn, the related entity charges the Company a management fee based on net sales. Management fees paid to the related entity were approximately $563, $567, and $440 for the years ended December 31, 1995 and 1996, and the period January 1, 1997 through October 15, 1997, respectively (See Note 11).

  The Company also leases vehicles from the related entity. Total lease payments were approximately $208, $71, and $309 for the years ended December 31, 1995 and 1996, and the period January 1, 1997 through October 15, 1997, respectively (See Note 11).

  The Company also purchases its health insurance through the related entity. Premiums paid by the Company were approximately $323, $293, and $165 for the years ended December 31, 1995 and 1996, and the period January 1, 1997 through October 15, 1997, respectively (See Note 11).

  The Company leases its corporate office and six branch facilities under operating leases with its sole stockholder. Rent expense under these operating leases for the years ended December 31, 1995 and 1996 and the period January 1, 1997 through October 15, 1997 was approximately $364, $481, and $399, respectively (See Note 11).

  At December 31, 1996, the Company had receivables of $88 from the sole stockholder of the Company. Interest income related to this receivable was $15, $15, and $5 for the years ended December 31, 1995 and 1996 and the period January 1, 1997 through October 15, 1997, respectively (See Note 11).

NOTE 9 COMMITMENTS AND CONTINGENCIES

 Lease Commitments

  The Company leases its warehouse and office facilities in Richmond, VA under a noncancelable operating lease. The aggregate future minimum rentals (exclusive of real estate taxes and expenses) are as follows:

   For the period October 16, 1997 to December 31, 1997................... $ 14
   For the years ending December 31:
     1998.................................................................   67
     1999.................................................................   69
     2000.................................................................   71
     2001.................................................................   36
                                                                           ----
                                                                           $257
                                                                           ====

 Legal Matters

  The Company is involved in various legal matters in the normal course of business. In the opinion of the Company's management, these matters are not anticipated to have a material adverse effect on the financial position or results of operations of the Company.

                             THE ROY HOUFF COMPANY

NOTE 10 CLOSING OF THE ATLANTA BRANCH

  During October 1996, the Company closed its branch in Atlanta, Georgia. To the extent possible, remaining inventories and certain equipment were transferred to other branches. The operations of the Atlanta branch, which are reflected in the accompanying statement of operations for 1996, follow:

  Net sales........................................................... $ 2,690
  Cost of sales.......................................................  (1,997)
                                                                       -------
    Gross margin......................................................     693
  Selling, general and administrative expenses:
   Operating expenses.................................................    (960)
   Write-off of intangibles...........................................     (78)
   Loss on disposition of fixed assets................................    (127)
                                                                       -------
  Net loss............................................................ $  (472)
                                                                       =======

NOTE 11 SUBSEQUENT EVENTS

  As discussed in Note 1, the Company merged with USA Floral effective October 16, 1997. The management fee, lease payment and health insurance premium arrangements with a related party as described in Note 8 were terminated upon consummation of the Merger. Additionally, the properties owned by the sole stockholder were acquired by the Company at the time of the Merger and the related lease arrangement described in Note 8 was terminated. All amounts due from the sole stockholder were repaid to the Company upon consummation of the Merger, all outstanding bank debt was paid in full and the credit facilities were terminated.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Bay State Florist Supply, Inc.

  In our opinion, the accompanying balance sheet and the related statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Bay State Florist Supply, Inc. at December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, and for the period January 1, 1997 through October 15, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP

Price Waterhouse LLP
Washington, DC
January 6, 1998

                         BAY STATE FLORIST SUPPLY, INC.

                                 BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                   DECEMBER 31,
                                                                       1996
                                                                   ------------
ASSETS
Current assets:
 Cash and cash equivalents........................................    $  791
 Accounts receivable, net.........................................     3,413
 Inventory........................................................     1,701
 Due from related parties.........................................       559
 Prepaid expenses and other current assets........................       165
                                                                      ------
  Total current assets............................................     6,629
Property and equipment, net.......................................     1,505
Cash surrender value of life insurance............................       364
Other assets......................................................        13
                                                                      ------
  Total assets....................................................    $8,511
                                                                      ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Note payable to bank.............................................    $  200
 Current maturities of long-term debt.............................        50
 Accounts payable.................................................     1,701
 Accrued expenses.................................................       336
                                                                      ------
  Total current liabilities.......................................     2,287
Note payable, net of current maturities...........................       358
Other long-term liabilities.......................................       400
                                                                      ------
  Total liabilities...............................................     3,045
                                                                      ------
Commitments and contingencies (Note 6)
Stockholders' equity:
 Common stock $0.01 par value; 500,000 shares authorized; 461,840 shares
  issued and outstanding..........................................         5
 Additional paid-in capital.......................................       376
 Retained earnings................................................     5,561
 Less: Treasury stock.............................................      (476)
                                                                      ------
  Total stockholders' equity......................................     5,466
                                                                      ------
  Total liabilities and stockholders' equity......................    $8,511
                                                                      ======


   The accompanying notes are an integral part of these financial statements.

                         BAY STATE FLORIST SUPPLY, INC.

                            STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                                                                    JANUARY 1,
                                                    YEAR ENDED         1997
                                                   DECEMBER 31,       THROUGH
                                                  ----------------  OCTOBER 15,
                                                   1995     1996       1997
                                                  -------  -------  -----------
Net sales........................................ $25,592  $30,563    $23,587
Cost of sales....................................  17,068   20,722     15,924
                                                  -------  -------    -------
  Gross margin...................................   8,524    9,841      7,663
Selling, general and administrative expenses.....   7,579    8,976      7,154
                                                  -------  -------    -------
  Operating income...............................     945      865        509
Other (income) expense:
 Interest expense................................      16       33         80
 Interest income.................................     (48)     (35)       (68)
 Other, net......................................    (229)    (247)      (268)
                                                  -------  -------    -------
 Income before income taxes......................   1,206    1,114        765
Provision for income taxes.......................      87       81         46
                                                  -------  -------    -------
Net income....................................... $ 1,119  $ 1,033    $   719
                                                  =======  =======    =======
Unaudited pro forma information:
 Pro forma net income before provision for income
  taxes.......................................... $ 1,206  $ 1,114    $   765
 Provision for income taxes......................     482      446        306
                                                  -------  -------    -------
 Pro forma income (see Note 2)................... $   724  $   668    $   459
                                                  =======  =======    =======





   The accompanying notes are an integral part of these financial statements.

                         BAY STATE FLORIST SUPPLY, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                          COMMON STOCK  ADDITIONAL                        TOTAL
                         --------------  PAID-IN   RETAINED  TREASURY STOCKHOLDERS'
                         SHARES  AMOUNT  CAPITAL   EARNINGS   STOCK      EQUITY
                         ------- ------ ---------- --------  -------- -------------
Balance at December 31,
 1994................... 461,840  $  5     $376    $ 4,738    $(422)     $ 4,697
 Net income.............     --    --       --       1,119      --         1,119
 Dividends paid.........     --    --       --        (730)     --          (730)
 Repurchase of stock....     --    --       --                  (54)         (54)
                         -------  ----     ----    -------    -----      -------
Balance at December 31,
 1995................... 461,840     5      376      5,127     (476)       5,032
 Net income.............     --    --       --       1,033      --         1,033
 Dividends paid.........     --    --       --        (599)     --          (599)
                         -------  ----     ----    -------    -----      -------
Balance at December 31,
 1996................... 461,840     5      376      5,561     (476)       5,466
 Net income.............     --    --       --         719      --           719
 Dividends paid.........     --    --       --      (1,006)     --        (1,006)
                         -------  ----     ----    -------    -----      -------
Balance at October 15,
 1997................... 461,840  $  5     $376    $ 5,274    $(476)     $ 5,179
                         =======  ====     ====    =======    =====      =======






   The accompanying notes are an integral part of these financial statements.

                         BAY STATE FLORIST SUPPLY, INC.

                            STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                  YEAR ENDED     JANUARY 1, 1997
                                                 DECEMBER 31,    THROUGH OCTOBER
                                                 --------------        15,
                                                  1995    1996        1997
                                                 ------  ------  ---------------
Cash flows from operating activities:
 Net income....................................  $1,119  $1,033      $   719
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization................     149     154          171
  Change in operating assets and liabilities:
   Accounts receivable.........................    (919)   (323)         129
   Inventory...................................    (116)   (304)        (817)
   Prepaid expenses and other current assets...     (54)     34           65
   Accounts payable accrued expenses and other
    liabilities................................     681     274        1,154
   Due from/to related parties.................      47     (73)         223
                                                 ------  ------      -------
    Net cash provided by operating activities..     907     795        1,644
                                                 ------  ------      -------
Cash flows from investing activities:
 Purchases of property and equipment...........    (219)   (320)        (221)
 Cash surrender value of life insurance........     (49)    (26)         (30)
                                                 ------  ------      -------
   Net cash used in investing activities.......    (268)   (346)        (251)
                                                 ------  ------      -------
Cash flows from financing activities:
 Proceeds from issuance of long-term debt......     --      200          --
 Payments of long-term debt....................     (87)    (54)         (37)
 Purchase of treasury stock....................     (54)    --           --
 Stockholder dividends.........................    (730)   (599)      (1,006)
                                                 ------  ------      -------
    Net cash used in financing activities......    (871)   (453)      (1,043)
                                                 ------  ------      -------
Net increase (decrease) in cash and cash equiv-
 alents........................................    (232)     (4)         350
Cash and cash equivalents-beginning of period..   1,027     795          791
                                                 ------  ------      -------
Cash and cash equivalents-end of period........  $  795  $  791      $ 1,141
                                                 ======  ======      =======
Supplemental disclosure of cash flow informa-
 tion:
 Cash paid during the period for interest......  $   16  $   33      $    35
 Note payable issued for covenant not to com-
  pete.........................................  $  --   $  --       $   100

   The accompanying notes are an integral part of these financial statements.

                        BAY STATE FLORIST SUPPLY, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                (IN THOUSANDS)

NOTE 1 BUSINESS ORGANIZATION

  Founded in 1952, Bay State Florist Supply, Inc. (the "Company") is a wholesale distributor of perishable floral products and floral related hardgoods, operating from six locations in Massachusetts, New York, New Hampshire, Connecticut and Rhode Island. The Company purchases floral products from domestic growers, importers, brokers and shippers and sells them to retail florists and mass marketer retailers throughout the United States.

  Effective October 16, 1997, the Company merged with and into U.S.A Floral Products, Inc. ("USA Floral") (the "Merger"). All outstanding shares of the Company were exchanged for cash and shares of USA Floral Common Stock concurrent with the consummation of an initial public offering of the Common Stock of USA Floral. These financial statements are those of the Company prior to the Merger and do not reflect any purchase accounting adjustments or other transactions related to the Merger (see Note 13).

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

 Revenue Recognition

  The Company recognizes revenue upon shipment of product.

 Cash Equivalents

  For purposes of the statement of cash flows, the Company considers all highly liquid short-term investments with maturities of less than three months at date of purchase to be cash equivalents.

 Inventory

  Inventory is valued at the lower of average cost or market, cost being determined on a first-in, first-out basis.

 Property and Equipment

  Property and equipment are stated at cost. Replacements and improvements are capitalized, while repairs and maintenance costs are charged to expense as incurred. Depreciation is provided using an accelerated method for federal income tax reporting purposes and the straight-line method for financial statement reporting purposes over the estimated useful lives of the related assets (3 to 40 years). Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life.

 Fair Value of Financial Instruments

  The carrying amount of cash and cash equivalents, accounts receivable/payable, notes receivable/payable, insurance receivable, accrued expenses and short-term debt approximates fair value because of the short maturity of these instruments. The estimated fair value of long-term debt and other long-term liabilities approximates its carrying value. Additionally, interest rates on outstanding debt are at rates which approximate market rates for debt with similar terms and average maturities.

                        BAY STATE FLORIST SUPPLY, INC.

 Concentration of Credit Risk

  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. Receivables are not collateralized and accordingly, the Company performs ongoing credit evaluations of its customers to reduce the risk of loss. The Company, from time to time, advances funds to related parties on an unsecured basis.

 Income Taxes

  The Company has elected to be treated as an S Corporation for federal and state income taxes and, accordingly, any liabilities for income taxes are the direct responsibility of the stockholders. No provision for federal income tax is required. The Commonwealth of Massachusetts, which is the Company's principal place of business, imposes a corporate level state income tax on certain S Corporations for which provision has been made.

  There are no material differences between the financial statements carrying amounts and the tax bases of existing assets and liabilities.

  The unaudited pro forma income tax information included in the Statement of Operations is presented in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," as if the Company had been subject to federal income taxes for the entire periods presented.

NOTE 3 ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                          BALANCE AT CHARGED TO         BALANCE
                                          BEGINNING  COSTS AND  WRITE-  AT END
                                          OF PERIOD   EXPENSES   OFFS  OF PERIOD
                                          ---------- ---------- ------ ---------
   Year ended December 31, 1995..........    $60        $71      $(71)    $60
   Year ended December 31, 1996..........    $60        $57      $(57)    $60
   Period ended October 15, 1997.........    $60        $31      $(11)    $80

NOTE 4 INVENTORY

  Inventory consists of the following finished goods:

                                                                    DECEMBER 31,
                                                                        1996
                                                                    ------------
   Perishable.....................................................     $  165
   Non-perishable, net............................................      1,536
                                                                       ------
    Total.........................................................     $1,701
                                                                       ======

  Perishable goods consist of assorted flowers and green plants. Non-perishable goods consist of assorted silk flowers, vases, baskets and accessories.

                        BAY STATE FLORIST SUPPLY, INC.

NOTE 5 PROPERTY AND EQUIPMENT

  Property and equipment consist of the following:

                                                                    DECEMBER 31,
                                                                        1996
                                                                    ------------
   Land...........................................................    $   393
   Buildings......................................................        939
   Building improvements..........................................        911
   Furniture, fixtures and equipment..............................        919
   Motor vehicles.................................................        184
                                                                      -------
                                                                        3,346
   Accumulated depreciation and amortization......................     (1,841)
                                                                      -------
                                                                      $ 1,505
                                                                      =======

  Depreciation expense for the years ended December 31, 1995 and 1996 was $149 and $154, respectively, and $160 for the period January 1, 1997 through October 15, 1997.

NOTE 6 COMMITMENTS AND CONTINGENCIES

 Lease Commitments

  The Company leases office space, vehicles and equipment under operating leases. Future minimum lease payments under such leases at October 15, 1997 are as follows:

   For the period October 16, 1997 to December 31, 1997..................  $ 53
   For the year ending December 31, 1998.................................   451
   1999..................................................................   180
   2000..................................................................    90
   2001..................................................................     4
                                                                           ----
    Total future minimum payments........................................  $778
                                                                           ====

  Rental expense under operating leases during 1995 and 1996 was $298 and $365, respectively, and $536 for the period January 1, 1997 through October 15, 1997.

 Legal Matters

  The Company is involved in various legal matters in the normal course of business. In the opinion of the Company's management, these matters are not anticipated to have a material adverse effect on the financial position or results of operations or cash flows of the Company.

                        BAY STATE FLORIST SUPPLY, INC.

NOTE 7 CREDIT FACILITIES

  Short-term debt consists of the following:

                                                                  DECEMBER 31,
                                                                      1996
                                                                  ------------
   Revolving line of credit; due May 31, 1998; interest on out-
    standing balance at the bank's prime rate per annum; $1,000 borrowing maximum; limited to eligible accounts receivable
    and inventory, as defined...................................      $200
                                                                      ====
   Long-term debt consists of the following:
   Note payable, interest on outstanding balance at the bank's
    prime rate plus 0.5% per annum..............................      $408
   Less: Current maturities.....................................        50
                                                                      ----
                                                                      $358
                                                                      ====

  As further discussed in Note 9, Related Party Transactions, this note payable represents an unsecured note, the proceeds of which were provided to a separate affiliated entity, Cromwell Properties LLC (the "LLC"), to purchase a building in Cromwell, Connecticut. The Company has a corresponding receivable classified as Due from Related Parties in the financial statements. Subsequent to October 15, 1997, in connection with the Merger, the above line of credit and note payable were paid in full and the related party receivable was collected (see Note 13).

  Interest expense incurred for the years ended December 31, 1995 and 1996 was $16 and $33, respectively, and $80 for the period January 1, 1997 through October 15, 1997.

  In January 1997, the Company entered into a non-compete agreement with an unrelated third party which requires annual principal and interest payments of $19 for a period of eight years. In connection with this agreement, the Company recorded an asset and a related liability in the amount of $100, representing the present value of the required payments under the agreement. Related amortization and interest expense were $11 and $7, respectively, for the period January 1, 1997 through October 15, 1997.

NOTE 8 EMPLOYEE BENEFIT PLAN

  The Company has a 401(k) savings plan ("Plan") covering substantially all employees. Under the Plan, the Company matches 50% of employee contributions up to the first 6% of an employee's compensation contributed to the plan. The Company's contributions to the Plan were approximately $41 and $56 for 1995 and 1996, respectively, and $51 for the period January 1, 1997 through October 15, 1997. Additionally, the Company, at its discretion, may make additional contributions (considered profit sharing contributions). The Company's goal is to contribute 3% of net income to the Plan through the 401(k) match or the discretionary contribution. No discretionary contributions were made in 1995 or 1996 or for the period January 1, 1997 through October 15, 1997.

NOTE 9 RELATED PARTY TRANSACTIONS

  At December 31, 1996, the Company held a note payable to BankBoston, the proceeds of which were provided to an affiliated LLC and used to purchase a building in Cromwell, Connecticut. The Company leases this building from the LLC on a month-to-month basis. Rental expense paid to the LLC under this lease was $108 and $108 for 1995 and 1996, respectively, and $86 for the period January 1, 1997 through October 15, 1997. Included in Due from Related Parties is a corresponding receivable from the LLC for amounts provided to it (see
Note 13).

                        BAY STATE FLORIST SUPPLY, INC.

  Additionally, the Company is acting as Guarantor for a $75 loan from BayBank, N.A. to a director of the Company. The loan arrangement, executed on June 5, 1996, is payable in 60 monthly installments of $1.25 at the bank's prime rate plus 1.5% per annum. Additionally, the director had pledged his shares in the Company (approximately 13%) as consideration for this guaranty. In connection with the Merger, the guarantee was released and the loan was repaid by the director.

NOTE 10 OTHER INCOME/OTHER EXPENSE

                                                   YEAR ENDED
                                                    DECEMBER     JANUARY 1, 1997
                                                       31,       THROUGH OCTOBER
                                                   ------------        15,
                                                   1995   1996        1997
                                                   -----  -----  ---------------
   Finance charges...............................  $(139) $(176)      $(139)
   Real estate rental income, net................  $ (35) $ (23)      $ (32)
   Other (income) expense, net...................  $ (55) $ (48)      $ (97)
                                                   -----  -----       -----
   Total other (income)..........................  $(229) $(247)      $(268)
                                                   =====  =====       =====

NOTE 11 STOCK SPLIT

  In March 1997 the Company approved (i) a 40-for-1 stock split; (ii) an increase in number of authorized shares from 200,000 to 500,000; and (iii) a decrease in par value from $10.00 to $0.01.

  Accordingly, all share data presented in these financial statements has been restated to give retroactive effect to the stock split and articles amendment.

NOTE 12 DEFERRED COMPENSATION ARRANGEMENTS

  The Company has entered into deferred compensation arrangements with three officers which require monthly payments to each officer (or a designated beneficiary) for a period of ten years following retirement. The Company has recorded the present value of these future payments as a long-term liability and has purchased life insurance policies on these individuals to provide a funding mechanism for these liabilities.

NOTE 13 SUBSEQUENT EVENTS

  In conjunction with the Merger, the amounts Due From Related Parties were repaid and the proceeds were used to pay the outstanding balance of the Note Payable described in Note 7. In addition, all other bank debt was repaid.

  Additionally, the terms of the lease described in Note 9 were amended so that all continuing obligations thereunder are intended to be no less favorable to the Company than those that Bay State could obtain with unaffiliated third parties.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Monterey Bay Bouquet, Inc. and
 Bay Area Bouquets, Inc.

  In our opinion, the accompanying combined balance sheet and the related combined statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Monterey Bay Bouquet, Inc. and Bay Area Bouquet, Inc. (the Company) at December 31, 1996, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996 and for the period January 1, 1997 through October 15, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP

Price Waterhouse LLP
Washington, DC
November 14, 1997

                         MONTEREY BAY BOUQUET, INC. AND
                            BAY AREA BOUQUETS, INC.

                             COMBINED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                   DECEMBER 31,
                                                                       1996
                                                                   ------------
ASSETS
Current assets:
 Cash and cash equivalents........................................    $   19
 Accounts receivable..............................................       909
 Inventory........................................................       126
 Prepaid expenses and other current assets........................         9
                                                                      ------
  Total current assets............................................     1,063
Property and equipment, net.......................................       144
Other assets:
 Cash surrender value--life insurance.............................        73
 Intangibles......................................................        41
                                                                      ------
  Total assets....................................................    $1,321
                                                                      ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Credit line payable..............................................    $   49
 Current maturities of long-term debt.............................         6
 Accounts payable.................................................       783
 Accrued expenses.................................................       167
 Notes payable to officers and stockholders.......................        10
 Income taxes payable.............................................        12
                                                                      ------
  Total current liabilities.......................................     1,027
Long-term debt, net of current maturities.........................        24
Growers contract--related party...................................        41
                                                                      ------
  Total liabilities...............................................     1,092
                                                                      ------
Commitments and contingencies
Stockholders' equity:
 Common stock, Monterey Bay Bouquet, Inc., no par value, 1,000,000
  shares authorized; 102,502 shares issued and outstanding........        78
 Common stock, Bay Area Bouquet, Inc., no par value; 1,000 shares
  authorized; 100 shares issued and outstanding...................        25
 Retained earnings................................................       126
                                                                      ------
  Total stockholders' equity......................................       229
                                                                      ------
  Total liabilities and stockholders' equity......................    $1,321
                                                                      ======


    The accompanying notes are an integral part of these combined financial statements.

                         MONTEREY BAY BOUQUET, INC. AND
                            BAY AREA BOUQUETS, INC.

                        COMBINED STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                                                  YEAR ENDED     JANUARY 1, 1997
                                                 DECEMBER 31,        THROUGH
                                                 --------------    OCTOBER 15,
                                                  1995    1996        1997
                                                 ------  ------  ---------------
Net sales....................................... $6,903  $9,477      $10,175
Cost of sales...................................  5,959   8,285        8,384
                                                 ------  ------      -------
 Gross margin...................................    944   1,192        1,791
Selling, general and administrative expenses....    910   1,113          875
                                                 ------  ------      -------
Operating income................................     34      79          916
Other (income) expense:
 Interest expense...............................     13      15           13
 Other, net.....................................     (9)     (8)          (6)
                                                 ------  ------      -------
Income before provision for income taxes........     30      72          909
Provision for income taxes......................     10      24          413
                                                 ------  ------      -------
Net income...................................... $   20  $   48      $   496
                                                 ======  ======      =======


    The accompanying notes are an integral part of these combined financial statements.

                         MONTEREY BAY BOUQUET, INC. AND
                            BAY AREA BOUQUETS, INC.

                   COMBINED STATEMENT OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                           COMMON STOCK               TOTAL
                                          -------------- RETAINED STOCKHOLDERS'
                                          SHARES  AMOUNT EARNINGS    EQUITY
                                          ------- ------ -------- -------------
Balance at December 31, 1994............. 102,502  $ 78    $ 58       $136
 Net income..............................     --    --       20         20
 Issuance of common stock, Bay Area Bou-
  quets, Inc.............................     100    25     --          25
                                          -------  ----    ----       ----
Balance at December 31, 1995............. 102,602   103      78        181
 Net income..............................     --    --       48         48
                                          -------  ----    ----       ----
Balance at December 31, 1996............. 102,602   103     126        229
 Net income..............................     --    --      496        496
                                          -------  ----    ----       ----
Balance at October 15, 1997.............. 102,602  $103    $622       $725
                                          =======  ====    ====       ====


    The accompanying notes are an integral part of these combined financial statements.

                         MONTEREY BAY BOUQUET, INC. AND
                            BAY AREA BOUQUETS, INC.

                        COMBINED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                  YEAR ENDED     JANUARY 1, 1997
                                                 DECEMBER 31,        THROUGH
                                                 --------------    OCTOBER 15,
                                                  1995    1996        1997
                                                 ------  ------  ---------------
Cash flows from operating activities
 Net income....................................  $   20  $   48      $  496
 Adjustments to reconcile net income to cash
  provided by operating activities:
   Depreciation................................      64      87          53
   Change in deferred income taxes.............       1      (3)        --
   Change in operating assets and liabilities:
    Accounts receivable........................    (157)   (236)         23
    Inventory..................................     (51)     12         (95)
    Prepaid expense and other current assets...      (6)     (1)        (61)
    Income taxes payable.......................       6      12         367
    Accounts payable and accrued expenses......     180     278        (340)
    Grower contract............................     --       (8)         (6)
                                                 ------  ------      ------
     Net cash provided by operating activities.      57     189         437
                                                 ------  ------      ------
Cash flows from investing activities:
 Purchases of property and equipment...........     (97)    (63)        (68)
 Cash surrender value of life insurance........     --      --          (17)
 Increase in officer receivable................     (30)    (30)        --
 Increase in intangibles.......................     (12)     (3)        --
                                                 ------  ------      ------
     Net cash used in investing activities.....    (139)    (96)        (85)
                                                 ------  ------      ------
Cash flows from financing activities:
 Advances to stockholder.......................     (28)    (37)        (49)
 Proceeds from issuance of common stock........      25     --          --
 Net borrowings (repayments) on line of credit.      19     (51)        (49)
 Repayments from related parties...............      14     --          --
 Proceeds from issuance of long-term debt......      40     --           38
 Repayments of long-term debt..................     (29)    (20)        (15)
 Proceeds from stockholder loans...............      75     --          --
 Repayment of stockholder loans................     --      --          (10)
                                                 ------  ------      ------
     Net cash (used in) provided by financing
      activities...............................     116    (108)        (85)
                                                 ------  ------      ------
Net increase (decrease) in cash and cash equiv-
 alents........................................      34     (15)        267
Cash and cash equivalents--beginning of period.     --       34          19
                                                 ------  ------      ------
Cash and cash equivalents--end of period.......  $   34  $   19      $  286
                                                 ======  ======      ======
Supplemental disclosure of cash flow informa-
 tion:
 Cash paid during the period for interest......  $   13  $   15      $   13
 Cash paid during the period for income taxes..  $    4  $   14      $  --

    The accompanying notes are an integral part of these combined financial statements.

                        MONTEREY BAY BOUQUET, INC. AND
                            BAY AREA BOUQUETS, INC.

                    NOTES TO COMBINED FINANCIAL STATEMENTS
                                (IN THOUSANDS)

NOTE 1 BUSINESS ORGANIZATION

  Founded in 1993, Monterey Bay Bouquet, Inc. and Bay Area Bouquets, Inc. (together the "Company"') is a manufacturer of fresh cut flower bouquets operating from one location in California. The Company purchases flowers from importers and domestic growers and distributes them to a supermarket and a discount retailer, each of which has locations throughout the southwestern United States. The flower bouquets produced by the Company consist primarily of specialty California-grown flowers.

  The balance sheets and operating results for Monterey Bay Bouquet, Inc. and Bay Area Bouquets, Inc. have been combined, as both companies have common ownership and management. All intercompany sales and balances between the two companies have been eliminated from these financial statements.

  Effective October 16, 1997, the Company merged with and into U.S.A. Floral Products, Inc. ("USA Floral") (the "Merger"). All outstanding shares of the Company were exchanged for cash and shares of USA Floral common stock concurrent with the consummation of an initial public offering of the common stock of USA Floral. These financial statements are those of the Company prior to the Merger and do not reflect any purchase accounting adjustments or other transactions related to the Merger (see Note 9).

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Use of estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

 Revenue recognition

  Income is recognized when flower bouquets are delivered to the customer.

 Cash equivalents

  For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of approximately three months or less at date of purchase to be cash equivalents.

 Inventory

  Inventory is stated at the lower of cost or market, with costs determined on a first-in, first-out basis (FIFO). Inventory consists of fresh flowers and miscellaneous bouquet supplies.

 Property and equipment

  Property and equipment are carried at cost. Depreciation is provided using the double-declining balance method over the estimated useful lives of the related assets (five to seven years). Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life.

 Intangibles

  Intangible assets include the costs incurred for the start-up and incorporation of both Monterey Bay Bouquet, Inc. and Bay Area Bouquets, Inc. and are being amortized over five years. Accumulated amortization of intangible assets at December 31, 1996 was $25.

                        MONTEREY BAY BOUQUET, INC. AND
                            BAY AREA BOUQUETS, INC.

              NOTES TO COMBINED FINANCIAL STATEMENTS--(CONTINUED)

 Fair value of financial instruments

  The carrying amount of cash and cash equivalents, accounts receivable/payable, notes receivable/payable, insurance receivable, accrued expenses and short-term debt approximates fair value because of the short maturity of these instruments. The estimated fair value of long-term debt and other long-term liabilities approximates its carrying value. Additionally, interest rates on outstanding debt are at rates which approximate market rates for debt with similar terms and average maturities.

 Concentration of credit risk

  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. Receivables are not collaterialized and accordingly, the Company performs ongoing credit evaluations of its customers to reduce the risk of loss.

 Income taxes

  The Company is a C Corporation for federal and state income tax purposes. The Company accounts for income taxes using the liability method under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."

NOTE 3 PROPERTY AND EQUIPMENT

  Property and equipment consist of the following:

                                                                    DECEMBER 31,
                                                                        1996
                                                                    ------------
   Leasehold improvements..........................................    $  59
   Equipment.......................................................      127
   Vehicles........................................................      130
                                                                       -----
                                                                         316
   Accumulated depreciation and amortization.......................     (172)
                                                                       -----
                                                                       $ 144
                                                                       =====

  Depreciation and amortization expense for the years ended December 31, 1995 and 1996, and for the period January 1, 1997 through October 15, 1997, was $58, $78 and $53, respectively.

NOTE 4 CREDIT FACILITIES

 Short-term debt

  The Company's unsecured revolving line of credit, which expired in July 1997, provided for borrowings of up to $100 and bore interest at the prime rate plus 1% (8% at December 31, 1996). The outstanding balance on this line of credit was $49 at December 31, 1996.

                        MONTEREY BAY BOUQUET, INC. AND
                            BAY AREA BOUQUETS, INC.

              NOTES TO COMBINED FINANCIAL STATEMENTS--(CONTINUED)

 Long-term debt

  Outstanding long-term debt consists of the following capital leases:

                                                                   DECEMBER 31,
                                                                       1996
                                                                   ------------
   Car lease; monthly principal and interest payments of $.5
    through July 1997, interest at 7.9%...........................     $ 3
   Car lease; monthly principal and interest payments of $.4
    through February 1999, interest at 8.5%.......................       8
   Car lease; monthly principal and interest payments of $1
    through June 1999; interest at 12.5%..........................      19
   Car lease; monthly principal and interest payments of $.6
    through January 2000, interest at 9.75%.......................     --
   Car lease; monthly principal and interest payments of $.5
    through February 2000, interest at 9.5%.......................     --
                                                                       ---
                                                                        30
   Less: current maturities.......................................      (6)
                                                                       ---
                                                                       $24
                                                                       ===

  Principal maturities on capital leases over the next five years are as follows:

   For the period October 16, 1997 to December 31, 1997...........     $ 4
   For the year ending December 31,
    1998..........................................................      27
    1999..........................................................      20
    2000..........................................................       2
                                                                       ---
     Total........................................................     $53
                                                                       ===

NOTE 5 INCOME TAXES

  The provision for income taxes is as follows:

                                                                     JANUARY 1,
                                                      YEAR ENDED        1997
                                                     DECEMBER 31,      THROUGH
                                                     --------------  OCTOBER 15,
                                                      1995    1996      1997
                                                     ------  ------  -----------
   Current expense:
   State...........................................  $    3  $    7     $ 89
   Federal.........................................       7      17      324
                                                     ------  ------     ----
   Total income tax provision......................  $   10  $   24     $413
                                                     ======  ======     ====

  The provision for income taxes differs from the U.S. statutory federal income tax rate for the following reasons:

                                                         YEAR
                                                         ENDED       JANUARY 1,
                                                       DECEMBER         1997
                                                          31,          THROUGH
                                                       -----------   OCTOBER 15,
                                                       1995   1996      1997
                                                       ----   ----   -----------
   Statutory federal tax rate......................... 34.0%  34.0%     34.0%
   State taxes, net of federal benefit................  1.4%   1.4%      6.5%
   Rate differentials................................. (2.0)% (2.2)%     4.9%
                                                       ----   ----      ----
                                                       33.4%  33.2%     45.4%
                                                       ====   ====      ====

  Composition of deferred taxes has not been presented as amounts are not material.

                        MONTEREY BAY BOUQUET, INC. AND
                            BAY AREA BOUQUETS, INC.

             NOTES TO COMBINED FINANCIAL STATEMENTS-- (CONTINUED)

NOTE 6 RELATED PARTY TRANSACTIONS

  The Company has leased its operating premises from the three stockholders of the Company since April 1996. Rent paid to these stockholders was $70 for the year ended December 31, 1996 and $132 for the period January 1, 1997 through October 15, 1997.

  There was a net loan payable to the three stockholders in the amount of $10 at December 31, 1996. Interest was at a rate of 10% per annum and is due upon demand.

  Consulting fees were paid to the stockholders in the amounts of $92 and $182 for the years ended December 31, 1995 and 1996, respectively.


NOTE 7 COMMITMENTS AND CONTINGENCIES

  Minimum lease payments under noncancellable operating leases at October 15, 1997 are as follows:

   For the period October 16, 1997 to December 31, 1997................... $ 12
   For the year ending December 31,
    1998..................................................................  144
    1999..................................................................  144
                                                                           ----
     Total minimum lease payments......................................... $300
                                                                           ====

 Legal matters

  The Company is involved in various legal matters in the normal course of business. In the opinion of the Company's management, these matters are not anticipated to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

 Grower contract

  The Company had entered into a contract with a grower who was also a stockholder of the Company. The stockholder gave the Company cash in exchange for a commitment from the Company to purchase product from the stockholder. The contract, although due to expire in 2005, was terminated in 1997. Income realized for the years ended December 31, 1995 and 1996 was $8 and $8, respectively, and $6 for the period January 1, 1997 through October 15, 1997.

NOTE 8 SIGNIFICANT CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

  Sales to customers that exceeded 10% of total revenues were as follows:

                                                                     JANUARY 1,
                                                      YEAR ENDED        1997
                                                     DECEMBER 31,      THROUGH
                                                     --------------  OCTOBER 15,
                                                      1995    1996      1997
                                                     ------  ------  -----------
   Customer A.......................................   65.0%   58.0%    50.0%
   Customer B.......................................   33.0%   39.0%    46.0%

                        MONTEREY BAY BOUQUET, INC. AND
                            BAY AREA BOUQUETS, INC.

              NOTES TO COMBINED FINANCIAL STATEMENTS--(CONTINUED)

  Additionally, these customers represented 97% of accounts receivable at December 31, 1996. Both customers are national publicly traded companies with multiple purchase divisions.

NOTE 9 SUBSEQUENT EVENTS

  In conjunction with the Merger, all amounts due from related parties and all amounts due from stockholders were repaid to the Company. The lease described in Note 6 remains in effect, and the consulting arrangement described in Note 6 has been terminated.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Flowtrad Corporation, N.V.
 d/b/a Flower Trading Corporation

  In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Flowtrad Corporation, N.V. ("Flower Trading Corporation" or the "Company") at December 31, 1996, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996 and for the period January 1, 1997 through October 15, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP

Price Waterhouse LLP
Washington, DC
December 16, 1997

                           FLOWER TRADING CORPORATION

                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                   DECEMBER 31,
                                                                       1996
                                                                   ------------
ASSETS
Current assets:
 Cash and cash equivalents........................................    $   70
 Accounts receivable, net.........................................     2,747
 Officers, employees and related party receivables................        38
 Other receivables................................................        10
 Inventory........................................................        52
 Prepaid expenses and other current assets........................       171
                                                                      ------
  Total current assets............................................     3,088
Property and equipment, net.......................................       330
Cash surrender value of life insurance............................        44
Deferred income taxes.............................................        79
Other assets......................................................       110
                                                                      ------
  Total assets....................................................    $3,651
                                                                      ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Bank line of credit..............................................    $  200
 Notes payable-current............................................       112
 Trade accounts payable...........................................       669
 Trade accounts payable due to affiliates.........................       532
 Other accounts payable and accrued expenses......................       277
 Income taxes payable.............................................       --
                                                                      ------
  Total current liabilities.......................................     1,790
Notes payable, net of current maturities..........................       391
                                                                      ------
  Total liabilities...............................................     2,181
                                                                      ------
Commitments and contingencies
Stockholders' equity:
 Common stock, $1.00 par value; 150,000 shares authorized, issued
  and outstanding.................................................       150
 Additional paid-in capital.......................................       128
 Retained earnings................................................     1,192
                                                                      ------
  Total stockholders' equity......................................     1,470
                                                                      ------
  Total liabilities and stockholders' equity......................    $3,651
                                                                      ======



  The accompanying notes are an integral part of these consolidated financial statements.

                           FLOWER TRADING CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                                                  YEAR ENDED      JANUARY 1, 1997
                                                 DECEMBER 31,         THROUGH
                                                ----------------    OCTOBER 15,
                                                 1995     1996         1997
                                                -------  -------  ---------------
 Net sales....................................  $20,335  $20,313      $17,509
 Cost of sales (including purchases from af-
  filiated farms of $4,451, $3,921 and
  $3,050).....................................   15,921   15,914       13,602
                                                -------  -------      -------
   Gross profit...............................    4,414    4,399        3,907
 Selling, general and administrative expenses.    4,068    4,142        3,240
                                                -------  -------      -------
  Operating income............................      346      257          667
 Other (income) expense:
  Interest expense............................        9       32           48
  Interest income.............................      (18)      (5)         (16)
  Write off of investment.....................      181      129
  Other, net..................................      (51)      (9)         (32)
                                                -------  -------      -------
 Income before provision for income taxes.....      225      110          667
 Provision for income taxes...................       95       48          270
                                                -------  -------      -------
 Net income...................................  $   130  $    62      $   397
                                                =======  =======      =======





  The accompanying notes are an integral part of these consolidated financial statements.

                           FLOWER TRADING CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                 COMMON STOCK  ADDITIONAL              TOTAL
                                --------------  PAID-IN   RETAINED STOCKHOLDERS'
                                SHARES  AMOUNT  CAPITAL   EARNINGS    EQUITY
                                ------- ------ ---------- -------- -------------
 Balance at December 31, 1994.. 160,000  $150     $128     $1,716     $1,994
  Net income...................     --    --       --         130        130
                                -------  ----     ----     ------     ------
 Balance at December 31, 1995.. 160,000   150      128      1,846      2,124
  Net income...................     --    --       --          62         62
  Distribution to shareholders
   for investment in
   subsidiary..................     --    --       --        (716)      (716)
                                -------  ----     ----     ------     ------
 Balance at December 31, 1996.. 160,000   150      128      1,192      1,470
  Net income...................     --    --       --         397        397
                                -------  ----     ----     ------     ------
 Balance at October 15, 1997... 160,000  $150     $128     $1,589     $1,867
                                =======  ====     ====     ======     ======







  The accompanying notes are an integral part of these consolidated financial statements.

                           FLOWER TRADING CORPORATION

                            STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                        YEAR ENDED    JANUARY 1,
                                                         DECEMBER        1997
                                                            31,         THROUGH
                                                        ------------  OCTOBER 15,
                                                        1995   1996      1997
                                                        -----  -----  -----------
 Cash flows from operating activities:
  Net income..........................................  $ 130  $  62     $ 397
  Adjustments to reconcile net income to net cash pro-
   vided by operating activities:
   Depreciation and amortization......................    216    202       161
   Loss on investment.................................    181    129       --
   Loss on disposal of fixed assets...................    --      40       --
   Change in operating assets and liabilities:
    Accounts receivable...............................     63    (53)      654
    Inventory.........................................     (7)   (29)       47
    Prepaid expenses and other assets.................    (15)  (176)      105
    Accounts payable..................................    (27)  (144)     (719)
    Accrued expenses..................................     59    191        72
    Income taxes payable..............................    (69)    (9)      213
    Deferred taxes asset and other assets.............    (91)    41        (4)
                                                        -----  -----     -----
     Net cash provided by operating activities........    440    254       926
                                                        -----  -----     -----
 Cash flows from investing activities
  Purchase of investment..............................   (181)  (129)      --
  Purchases of property and equipment.................    --     (83)     (110)
  Proceeds from disposal of property and equipment....   (162)   --        --
  Cash surrender value of life insurance..............      4     (5)
  Advances to related parties.........................     28    --        --
                                                        -----  -----     -----
     Net cash used in investing activities............   (311)  (217)     (110)
                                                        -----  -----     -----
 Cash flows from financing activities:
  Proceeds from issuance of long-term debt............    --   1,100       --
  Repayments of long-term debt........................    (74)  (648)      (87)
  Distribution to stockholders for investment in sub-
   sidiary............................................    --    (745)      --
  Borrowings (repayments) under line of credit agree-
   ment, net..........................................    --     200      (207)
                                                        -----  -----     -----
     Net cash used in financing activities............    (74)   (93)     (294)
                                                        -----  -----     -----
 Net increase (decrease) in cash and cash equivalents.     55    (56)      522
 Cash and cash equivalents--beginning of period.......     71    126        70
                                                        -----  -----     -----
 Cash and cash equivalents--end of period.............  $ 126  $  70     $ 592
                                                        =====  =====     =====
 Supplemental disclosure of cash flow information:
  Cash paid during the period for interest............  $   9  $  32     $  48
  Cash paid during the period for income taxes........  $ 189  $ 189     $  52


  The accompanying notes are an integral part of these consolidated financial statements.

                          FLOWER TRADING CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (IN THOUSANDS)

NOTE 1 BUSINESS ORGANIZATION

  Founded in 1977, Flower Trading Corporation is an importer and distributor of perishable floral products which are imported from farms located primarily in Colombia and Ecuador and distributed to wholesale florists throughout the United States.

 Basis of Presentation

  These consolidated financial statements represent the financial position, results of operations and net cash flows of Flowtrad Corporation N.V. and its wholly owned subsidiary, Flower Trading Corporation ("Flower Trading" or the "Company"). All significant intercompany accounts have been eliminated in consolidation.

  Effective October 16, 1997, the Company merged with and into U.S.A Floral Products, Inc. ("USA Floral") (the "Merger"). All outstanding shares of the Company were exchanged for cash and shares of USA Floral Common Stock concurrent with the consummation of the initial public offering of the Common Stock of USA Floral. These financial statements are those of the Company prior to the Merger and do not reflect any purchase accounting adjustments or other transactions related to the Merger (see Note 10).

  Flower Trading also holds a 75 percent interest in a subsidiary, UltraFlora Corporation, which owns a 99.62 percent interest in UltraFlora Corporation Limited, a subsidiary in Colombia. UltraFlora Corporation and its subsidiary were not included in the Merger. Accordingly, these financial statements do not reflect the financial position, results of operations or net cash flows of UltraFlora Corporation and its subsidiary.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

 Revenue Recognition

  Revenue is recognized upon shipment of product.

 Cash Equivalents

  For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less at date of purchase to be cash equivalents.

 Inventory

  Inventory is stated at the lower of cost or market. A significant portion of inventory is purchased on a consignment basis. Cost is determined by the specific identification method.

 Property and Equipment

  Property and equipment are carried at cost less accumulated depreciation. Depreciation is provided using accelerated methods over the estimated useful lives of the related assets (three to seven years).

                          FLOWER TRADING CORPORATION

 Fair Value of Financial Instruments

  The carrying amount of cash and cash equivalents, accounts receivable/payable, notes receivable/payable, insurance receivable, accrued expenses and short-term debt approximates fair value because of the short maturity of these instruments. The estimated fair value of long-term debt and other long-term liabilities approximates its carrying value. Additionally, interest rates on outstanding debt are at rates which approximate market rates for debt with similar terms and average maturities.

 Concentration of Credit Risk

  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. Receivables are not collateralized and accordingly, the Company performs ongoing credit evaluations of its customers to reduce the risk of loss.

 Income Taxes

  The Company is a C Corporation for federal and state income tax purposes. The Company accounts for income taxes using the liability method under the provisions on the Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."

 Other (Income) Expense

  In 1995 and 1996 the Company loaned a start-up company $181 and $129, respectively. As the collectibility of these loans was considered uncertain, these loans were written off in each of the respective years.

NOTE 3 ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                          CHARGE         BALANCE
                                                BALANCE  TO COSTS        AT END
                                               BEGINNING   AND    WRITE-   OF
                                               OF PERIOD EXPENSES  OFFS  PERIOD
                                               --------- -------- ------ -------
   Year ended December 31, 1995...............    $--      $96     $18    $ 78
   Year ended December 31, 1996...............    $78      $21     $21    $ 78
   January 1, 1997 through October 15, 1997...    $78      $59     $--    $137

NOTE 4 PROPERTY AND EQUIPMENT

  Property and equipment consist of the following:

                                                                    DECEMBER 31,
                                                                        1996
                                                                    ------------
   Machinery and equipment.........................................    $  596
   Computer equipment and software.................................       408
   Furniture, fixtures and equipment...............................       245
   Vehicles........................................................        81
                                                                       ------
                                                                        1,330
   Accumulated depreciation and amortization.......................    (1,000)
                                                                       ------
                                                                       $  330
                                                                       ======

  Depreciation expense for the years ended December 31, 1996 and the period January 1, 1997 through October 15, 1997 was $202 and $153, respectively.

                          FLOWER TRADING CORPORATION

NOTE 5 CREDIT FACILITIES

 Line of Credit

  At December 31, 1996 the Company had a $750 revolving line of credit with a bank which was due on demand and expired on June 30, 1997. This line of credit was renewed through June 30, 1998 and increased to $1,500. Advances on the credit line are payable on demand and bear interest at 1 percent above the prime rate with interest payable monthly (9.25% at December 31, 1996). The credit line was secured by all of the Company's personal property, which included but was not limited to, the Company's accounts, inventory and fixed assets. Outstanding balances on the line were $200 as of December 31, 1996 (see Note 10).

 Long-Term Debt

  Long-term debt consists of the following:

                                                                   DECEMBER 31,
                                                                       1996
                                                                   ------------
   Note payable to bank, due in monthly installments of $9, bear-
    ing interest at bank's prime rate plus 1% (9.25% at December
    31, 1996 and October 15, 1997, due September 6, 2001; secured by assets of the Company and real property owned by affili-
    ate).........................................................      $495
   Note payable to financial corporation, due in monthly install-
    ments of $1, including interest, through March 1997 and one final payment of $5; secured by a vehicle with a net book
    value of $10 in 1996.........................................         8
                                                                       ----
                                                                        503
   Less: Current maturities......................................      (112)
                                                                       ----
   Long-term debt, excluding current maturities..................      $391
                                                                       ====

  Principal maturities on notes payable are as follows:

   For the period October 16, 1997 to December 31, 1997..........      $ 22
   For the year ending December 31,:
     1998........................................................       104
     1999........................................................       104
     2000........................................................       104
     2001........................................................        79
                                                                       ----
       Total.....................................................      $413
                                                                       ====

                          FLOWER TRADING CORPORATION

NOTE 6 INCOME TAXES

  The provision for income taxes is as follows:

                                                       YEAR ENDED
                                                      DECEMBER 31,
                                                      -------------- OCTOBER 15,
                                                       1995    1996     1997
                                                      ------  ------ -----------
   Current expense:
    State............................................ $   19  $   4     $ 39
    Federal..........................................    166     32      225
                                                      ------  -----     ----
     Total income tax provision...................... $  185  $  36     $264
                                                      ======  =====     ====
   Deferred expense:
    State............................................ $   (9) $   1     $  1
    Federal..........................................    (81)    11        5
                                                      ------  -----     ----
     Total income tax provision...................... $  (90) $  12     $  6
                                                      ======  =====     ====

  The provision for income taxes differs from the U.S. statutory federal income tax rate for the following reasons:

                                                      YEAR ENDED
                                                     DECEMBER 31,
                                                     --------------  OCTOBER 15,
                                                      1995    1996      1997
                                                     ------  ------  -----------
   Statutory federal tax rate.......................   34.0%   34.0%    34.0%
   State taxes, net of federal benefit..............    3.7     3.7      4.4
   Meals and entertainment..........................    3.1     4.5      0.3
   Other............................................    1.4     1.4      1.7
                                                     ------  ------     ----
                                                       42.2%   43.6%    40.4%
                                                     ======  ======     ====

  Deferred tax assets were comprised of the following:

                                                                    DECEMBER 31,
                                                                        1996
                                                                    ------------
   Allowance for doubtful accounts.................................     $23
   Accruals........................................................      56
                                                                        ---
                                                                        $79
                                                                        ===

NOTE 7 EMPLOYEE BENEFIT PLAN

  In 1995, the Company established an employee savings plan ("Plan") under the provisions of section 401(k) of the Internal Revenue Code. Virtually all employees are eligible to participate in the Plan. Employees can contribute up to 5% of their gross salary to the Plan. The Company is liable for matching contributions of 30% of participants' contributions up to a certain amount per participant. Company contributions to the Plan were approximately $19, $22 and $18 for the years ended December 31, 1995 and 1996 and the period January 1, 1997 through October 15, 1997, respectively.

NOTE 8 RELATED PARTY TRANSACTIONS

  The Company pays a representative fee to a related entity for flowers shipped from Colombia. This related entity ensures that the Company has a reliable source of fresh-cut flowers in Colombia. This entity also provides

                          FLOWER TRADING CORPORATION
each of the Company's suppliers with technical expertise to improve and maintain the yield, quality and durability of the fresh-cut flowers. In addition, due to the large number of suppliers in Colombia, the Company requires the service of this entity to consolidate the shipments of flowers with a common carrier, and to generate the paperwork necessary to complete the shipment of flowers. Representative fees paid for the years ended December 31, 1995 and 1996 and the period January 1, 1997 through October 15, 1997 were $793, $675 and $480, respectively, (see Note 10).

  The Company purchases flowers from a related entity. Total purchases were approximately $3,658, $3,246 and $3,050 for the years ended December 31, 1995 and 1996 and the period January 1, 1997 through October 15, 1997, respectively.

  The Company leases office and warehouse space from a related entity. Total lease payments were approximately $223, $230 and $188 for the years ended December 31, 1995, 1996 and for the period January 1, 1997 through October 15, 1997, respectively.

  The Company charges a related entity a monthly fee for the handling of floral products. Total handling fees were $279, $225 and $258 for the years ended December 31, 1995 and 1996 and the period January 1, 1997 through October 15, 1997, respectively. Also included in other income for December 31, 1995 and 1996 and the period January 1, 1997 through October 15, 1997 is $66, $54 and $15, respectively, representing administrative fees received by the Company from this related party. At December 31, 1996 the Company had receivables from this entity of $41.

  The Company guarantees two lines of credit a related entity maintains with a bank up to a total of $750. These lines expire on May 31, 1998.

NOTE 9 COMMITMENTS AND CONTINGENCIES

 Lease Commitments

  The Company leases its warehouse and office facilities from a related party under a noncancelable operating lease expiring in 1998. Rental payments include minimum rentals adjusted annually for changes in the consumer price index. The aggregate future minimum rentals are as follows:

   From October 16, 1997 to December 31, 1997............................. $ 48
   For the year ending December 31, 1998..................................  230
                                                                           ----
                                                                           $278
                                                                           ====

 Antidumping Duty

  In 1986, the U.S. Department of Commerce ("DOC") imposed an antidumping duty deposit ("ADD") on the importation of certain flowers, pending the imposition of a final duty rate based on annual reviews of the flower growers' margins. Since that time, the DOC has undertaken ten reviews. As a result of those reviews, the Company's importation of flowers from its suppliers has been subject to antidumping duties. Final determinations have been published for the second through ninth reviews but judicial appeals are pending. The eighth review was liquidated at the cash-deposit rate. The tenth and eleventh reviews are in process. All other reviews have been resolved.

  Included in accrued expenses at December 31, 1996 is approximately $150 of estimated antidumping duty imposed by the Department of Commerce. The duty is based on rates imposed on certain products from certain growers in Colombia and Ecuador. The antidumping duty is subject to change upon the Department of Commerce's final review of all open antidumping periods as well as various legal appeals.

                          FLOWER TRADING CORPORATION

 Legal Matters

  The Company is involved in various legal matters in the normal course of business. In the opinion of the Company's management, these matters are not anticipated to have a material adverse effect on the financial position or results of operations or cash flows of the Company.

NOTE 10 SUBSEQUENT EVENTS

  Upon consummation of the Merger, certain of the Company's related party agreements as outlined in Note 8 were amended. The Company will continue to pay a representative fee in connection with flowers shipped from Colombia, however, the fee will be reduced from $3.50 per box to $0.50 per box due to a significant reduction in the services provided. In addition, the Company's guarantee of the two lines of credit of a related entity has been discontinued as has the guarantee of the Company's debt by such related party.

  The Company will continue to lease office and warehouse space under the current lease agreement, and will also continue to provide handling and administrative services to a related entity for a monthly fee. Additionally, the Company will continue to purchase flowers from a related entity.

  The line of credit (Note 5) has been terminated and all long-term debt (Note
5) was repaid subsequent to the Merger.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of United Wholesale Florists, Inc. and
 United Wholesale Florists of America, Inc.

  In our opinion, the accompanying combined balance sheets and the related combined statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of United Wholesale Florists, Inc. and United Wholesale Florists of America, Inc. (the "Company") at June 30, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997 and for the period July 1, 1997 through October 15, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP

Price Waterhouse LLP
Washington, DC
December 31, 1997

                      UNITED WHOLESALE FLORISTS, INC. AND
                   UNITED WHOLESALE FLORISTS OF AMERICA, INC.

                            COMBINED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                    JUNE 30,
                                                                  -------------
                                                                   1996   1997
                                                                  ------ ------
ASSETS
Current assets:
 Cash and cash equivalents....................................... $  434 $  625
 Accounts receivable, net........................................  1,062  1,186
 Inventory.......................................................  1,799  1,963
 Advances to affiliates..........................................    --   1,240
 Advances to stockholders........................................    --     389
 Prepaid expenses and other current assets.......................     41    127
                                                                  ------ ------
  Total current assets...........................................  3,336  5,530
Property and equipment, net......................................  1,802  1,886
Advances to affiliates...........................................  1,059    --
Advances to stockholders.........................................    221    --
Goodwill.........................................................    233    222
Deferred income taxes............................................      6    --
Other assets.....................................................    132    114
                                                                  ------ ------
  Total assets................................................... $6,789 $7,752
                                                                  ====== ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Line of credit.................................................. $1,283 $1,683
 Current maturities of long-term debt............................     96    104
 Current maturities of notes payable to stockholders.............    222    558
 Current obligations under capital leases........................    145    200
 Accounts payable................................................  2,127  2,179
 Accrued expenses and other current liabilities..................    163    211
 Income taxes payable............................................    --     210
                                                                  ------ ------
  Total current liabilities......................................  4,036  5,145
Long-term debt...................................................    194     62
Obligations under capital leases.................................    195    294
Notes payable to stockholders....................................    572    --
Other liabilities................................................     84     61
                                                                  ------ ------
  Total liabilities..............................................  5,081  5,562
Commitments and contingencies
Stockholders' equity:
 Common stock....................................................     11     11
 Retained earnings...............................................  1,697  2,179
                                                                  ------ ------
  Total stockholders' equity.....................................  1,708  2,190
                                                                  ------ ------
  Total liabilities and stockholders' equity..................... $6,789 $7,752
                                                                  ====== ======

   The accompanying notes are an integral part of these financial statements.

                      UNITED WHOLESALE FLORISTS, INC. AND
                   UNITED WHOLESALE FLORISTS OF AMERICA, INC.

                       COMBINED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                    JULY 1, 1997
                                           YEAR ENDED JUNE 30,        THROUGH
                                         -------------------------  OCTOBER 15,
                                          1995     1996     1997        1997
                                         -------  -------  -------  ------------
Net sales..............................  $17,985  $19,030  $19,673     $5,024
Cost of sales..........................   11,556   12,563   12,862      3,173
                                         -------  -------  -------     ------
  Gross margin.........................    6,429    6,467    6,811      1,851
Selling, general and administrative ex-
 penses................................    5,926    6,101    6,046      1,827
                                         -------  -------  -------     ------
  Operating income.....................      503      366      765         24
Other (income) expense:
 Interest expense......................      227      236      231         70
 Interest income.......................      (91)     (95)    (133)       (25)
 Other, net............................        9      (14)     (20)        12
                                         -------  -------  -------     ------
Income (loss) before income taxes......      358      239      687        (33)
Provision for income taxes.............      171       95      205         10
                                         -------  -------  -------     ------
Net income (loss)......................  $   187  $   144  $   482     $  (43)
                                         =======  =======  =======     ======
Unaudited pro forma information:
 Pro forma net income (loss) before
  provision for income taxes...........  $   358  $   239  $   687     $  (33)
 Provision (benefit) for income taxes..      143       96      275        (13)
                                         -------  -------  -------     ------
Pro forma income (loss) (see Note 2)...  $   215  $   143  $   412     $  (20)
                                         =======  =======  =======     ======


   The accompanying notes are an integral part of these financial statements.

                      UNITED WHOLESALE FLORISTS, INC. AND
                   UNITED WHOLESALE FLORISTS OF AMERICA, INC.

             COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                            COMMON STOCK               TOTAL
                                            ------------- RETAINED STOCKHOLDERS'
                                            SHARES AMOUNT EARNINGS    EQUITY
                                            ------ ------ -------- -------------
Balance at June 30, 1994................... 2,000   $11    $1,366     $1,377
 Net income................................   --    --        187        187
                                            -----   ---    ------     ------
Balance at June 30, 1995................... 2,000    11     1,553      1,564
 Net income................................   --    --        144        144
                                            -----   ---    ------     ------
Balance at June 30, 1996................... 2,000    11     1,697      1,708
 Net income................................   --    --        482        482
                                            -----   ---    ------     ------
Balance at June 30, 1997................... 2,000    11     2,179      2,190
 Net loss..................................   --    --        (43)       (43)
                                            -----   ---    ------     ------
Balance at October 15, 1997................ 2,000   $11    $2,136     $2,147
                                            =====   ===    ======     ======


   The accompanying notes are an integral part of these financial statements.

                      UNITED WHOLESALE FLORISTS, INC. AND
                   UNITED WHOLESALE FLORISTS OF AMERICA, INC.

                        COMBINED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                               YEAR ENDED JUNE      JULY 1, 1997
                                                     30,              THROUGH
                                              --------------------  OCTOBER 15,
                                               1995   1996   1997       1997
                                              ------  -----  -----  ------------
Cash flows from operating activities:
 Net income (loss)..........................  $  187  $ 144  $ 482     $ (43)
 Adjustments to reconcile net income (loss)
  to net cash provided by
  operating activities:
   Depreciation and amortization............     341    410    442       119
   Deferred income taxes....................      17     26      6       --
   Loss on disposal of fixed assets.........      18    --     --        --
   Provision for doubtful accounts..........      26     16     25        25
   Change in operating assets and liabili-
    ties:
    Accounts receivable.....................     (30)  (149)  (149)     (139)
    Inventory...............................      74    (99)  (164)     (137)
    Prepaid expenses and other current as-
     sets...................................      (6)   (18)   (86)       34
    Accounts payable and accrued expenses...    (266)   881    100        52
    Income taxes payable....................      66   (153)   210      (135)
    Changes in other assets.................      (6)   (12)   (12)      (14)
    Changes in other liabilities............     (19)   (21)   (23)       (7)
                                              ------  -----  -----     -----
  Net cash provided by (used in) operating
   activities...............................     402  1,025    831      (245)
                                              ------  -----  -----     -----
Cash flows from investing activities:
 Purchases of property and equipment........    (304)  (295)  (107)        7
 Proceeds from disposal of property and
  equipment.................................       8    --       1       --
 Advances to stockholders...................     (30)  (155)  (168)      (25)
 Advances to affiliates.....................    (151)   (19)  (181)      553
                                              ------  -----  -----     -----
  Net cash provided by (used in) investing
   activities...............................    (477)  (469)  (455)      535
                                              ------  -----  -----     -----
Cash flows from financing activities:
 Net borrowings on line of credit...........     300    383    400      (233)
 Principal payments on capital lease obliga-
  tions.....................................    (207)  (202)  (225)      (55)
 Proceeds from long-term debt...............     470     57     18       --
 Repayments on long-term debt...............    (990)  (323)  (142)      (32)
 Proceeds from notes payable to stockhold-
  ers.......................................   1,192      2    --        --
 Repayments of notes payable to stockhold-
  ers.......................................    (849)  (274)  (236)      (11)
                                              ------  -----  -----     -----
  Net cash used in financing activities.....     (84)  (357)  (185)     (331)
                                              ------  -----  -----     -----
Net increase (decrease) in cash and cash
 equivalents................................    (159)   199    191       (41)
Cash and cash equivalents--beginning of pe-
 riod.......................................     394    235    434       625
                                              ------  -----  -----     -----
Cash and cash equivalents--end of period....  $  235  $ 434  $ 625     $ 584
                                              ======  =====  =====     =====
Supplemental disclosure of cash flow infor-
 mation:
 Cash paid during the period for interest...  $  216  $ 231  $ 246     $  70
 Cash paid during the period for income tax-
  es........................................  $   84  $ 242  $  57     $  70
Supplemental disclosure of non-cash transac-
 tions:
 Acquisition of vehicles under capital
  leases....................................  $  174  $ 219  $ 379     $  84

   The accompanying notes are an integral part of these financial statements.

                      UNITED WHOLESALE FLORISTS, INC. AND
                  UNITED WHOLESALE FLORISTS OF AMERICA, INC.

              NOTES TO COMBINED FINANCIAL STATEMENTS--(CONTINUED)
NOTE 1 BUSINESS ORGANIZATION

  Founded in 1947, United Wholesale Florists, Inc. and United Wholesale Florists of America, Inc. (together the "Company") compose a wholesale distributor of perishable floral products and floral related hardgoods, operating from 13 locations in Arkansas, Alabama, Mississippi, Oklahoma, Tennessee and Texas. The Company purchases floral products from domestic growers, importers, brokers and shippers and sells them to retail florists and mass marketers.

  The accompanying combined financial statements include the accounts of United Wholesale Florists, Inc. ("UWF") and United Wholesale Florists of America, Inc. ("UWFA") which are affiliated through common ownership and management. All intercompany transactions have been eliminated in these financial statements.

  The Company and its stockholders entered into a definitive agreement with U.S.A. Floral Products, Inc. ("USA Floral") pursuant to which the Company merged with USA Floral effective October 16, 1997 (the "Merger"). All outstanding shares of the Company were exchanged for cash and shares of USA Floral Common Stock concurrent with the consummation of the initial public offering of the Common Stock of USA Floral. These financial statements are those of the Company prior to the Merger and do not reflect any purchase accounting adjustments or other transactions related to the Merger (see Note
10).

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

 Revenue Recognition

  Income is recognized upon shipment of goods to the customer.

 Cash Equivalents

  For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of approximately three months or less at date of purchase to be cash equivalents.

 Inventories

  Inventories consist of fresh-cut flowers and floral supplies and are valued at the lower of cost or market. Cost is determined using the first-in, first-out basis.

 Property and Equipment

  Property and equipment are stated at cost, including the cost of additions and improvements which materially increase the useful lives or values of the assets. Depreciation is provided using straight-line and accelerated methods over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life. Average useful lives are as follows: buildings and improvements 8 to 30 years; and furniture and equipment 5 to 7 years. Amortization on vehicles under capital leases is computed on a straight-line basis over the estimated useful life of the vehicles (5 years).

                      UNITED WHOLESALE FLORISTS, INC. AND
                  UNITED WHOLESALE FLORISTS OF AMERICA, INC.

              NOTES TO COMBINED FINANCIAL STATEMENTS--(CONTINUED)
 Goodwill

  Goodwill is being amortized on the straight-line method over a period of 40 years. Accumulated amortization was $213 and $224, at June 30, 1996 and 1997, respectively.

  At each balance sheet date, the Company assesses whether there has been an impairment in the value of long-lived assets by determining whether projected undiscounted future cash flows from operations of each facility (as defined in Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of") exceeds its net book value as of the assessment date. At October 15, 1997, there were no impairments of the Company's assets.

 Other Assets

  Other assets includes organizational costs with a net value of $5 and $0 at June 30, 1996 and 1997, respectively, and a non-compete agreement with a net value of $57 and $31 as of June 30, 1996 and 1997, respectively. These amounts are amortized on a straight-line basis over a five and six year period, respectively. Amortization expense was $31 for each of the years ended June 30, 1995, 1996 and 1997, and $8 for the period July 1, 1997 through October 15, 1997.

 Fair Value of Financial Instruments

  The carrying amount of cash and cash equivalents, accounts receivable/payable, notes receivable/payable, insurance receivable, accrued expenses and short-term debt approximates fair value because of the short maturity of these instruments. The estimated fair value of long-term debt and other long-term liabilities approximates its carrying value. Additionally, interest rates on outstanding debt are at rates which approximate market rates for debt with similar terms and average maturities.

 Concentration of Credit Risk

  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, trade accounts receivable and amounts due from related parties. The Company limits the amounts of cash that is deposited in any one bank to ensure balances do not exceed amounts insured by the Federal Deposit Insurance Corporation. Trade receivables are not collateralized and accordingly, the Company performs ongoing credit evaluations of its customers to minimize the risk of loss.

 Stockholders' Equity

  UWF has 200 shares of Class A voting common stock, $11 par value, authorized, issued and outstanding. There are also 800 shares of Class B, nonvoting common stock, $9.75 par value, authorized, issued and outstanding.

  UWFA has 1,000 shares of voting common stock, no par value, issued and outstanding (2,000 shares authorized).

 Income Taxes

  UWF accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred income taxes are provided for the tax effects of temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities.

  UWFA has elected to be treated as an S Corporation for federal and state income taxes and, accordingly, any liabilities for income taxes are the direct responsibility of the stockholders. UWFA reports earnings for tax purposes with a fiscal year ending on December 31. UWF is organized as a C Corporation and maintains its financial records on a fiscal year ending on June 30.

                      UNITED WHOLESALE FLORISTS, INC. AND
                   UNITED WHOLESALE FLORISTS OF AMERICA, INC.

              NOTES TO COMBINED FINANCIAL STATEMENTS--(CONTINUED)
  The unaudited pro forma income tax information included in the Combined Statement of Operations is presented in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," as if the Company had been subject to federal income taxes for the entire periods presented.

NOTE 3 ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                         BALANCE AT CHARGED TO         BALANCE
                                         BEGINNING  COSTS AND  WRITE-  AT END
                                         OF PERIOD   EXPENSES   OFFS  OF PERIOD
                                         ---------- ---------- ------ ---------
   Year-ended June 30, 1995.............    $21        $26      $(10)    $37
   Year-ended June 30, 1996.............    $37        $16      $(37)    $16
   Year-ended June 30, 1997.............    $16        $25      $(11)    $30
   July 1, 1997 through October 15,
    1997................................    $30        $25      $ (9)    $46

NOTE 4 INVENTORY

  Inventory consists of the following finished goods:

                                                                     JUNE 30,
                                                                   -------------
                                                                    1996   1997
                                                                   ------ ------
   Perishables...................................................  $  138 $  143
   Hardgoods.....................................................   1,661  1,820
                                                                   ------ ------
                                                                   $1,799 $1,963
                                                                   ====== ======

NOTE 5 PROPERTY AND EQUIPMENT

  Property and equipment consist of the following:

                                                                   JUNE 30,
                                                                 --------------
                                                                  1996    1997
                                                                 ------  ------
   Land........................................................  $  157  $  157
   Buildings and leasehold improvements........................   1,414   1,426
   Automobiles and delivery vehicles...........................   1,253   1,321
   Furniture, fixtures and equipment...........................   1,349   1,438
                                                                 ------  ------
                                                                  4,173   4,342
   Accumulated depreciation and amortization...................  (2,371) (2,456)
                                                                 ------  ------
                                                                 $1,802  $1,886
                                                                 ======  ======

  Depreciation and amortization expense for the years ended June 30, 1995, 1996 and 1997 and the period July 1, 1997 through October 15, 1997 was $299, $368, $401 and $108, respectively.

                      UNITED WHOLESALE FLORISTS, INC. AND
                  UNITED WHOLESALE FLORISTS OF AMERICA, INC.

              NOTES TO COMBINED FINANCIAL STATEMENTS--(CONTINUED)
NOTE 6 CREDIT FACILITIES

  Short-term debt consists of the following:

                                                                    JUNE 30,
                                                                  -------------
                                                                   1996   1997
                                                                  ------ ------
   Line of credit arrangement collateralized by accounts receiv-
    able and inventory, due May 1998, including interest at a
    variable rate (8.5% at June 30, 1997).......................  $1,283 $1,683
                                                                  ====== ======

  In connection with the line of credit arrangement, the Company must maintain a minimum net worth of $1,500, working capital of $500 and a ratio of earnings before interest, taxes and depreciation to interest expense of 2 to 1. Additionally, if the Company is not in compliance with the restrictive covenants or any other requirements contained in this debt instrument, the Company is prohibited from making payments on obligations to its stockholders (see Note 10).

 Long-Term Debt

  Long-term debt consists of:

                                                                    JUNE 30,
                                                                    ----------
                                                                    1996  1997
                                                                    ----  ----
   Various secured fixed payment notes payable to banks at inter-
    est rates ranging from 7.5% to 12%, payments ranging from $1
    to $5 monthly; maturing from May 1996 to November 1999........   100  $ 33
   Various secured notes payable to banks; interest payable
    monthly at rates ranging from 9.25% to 10%; principal due at
    maturity; maturing from June 1996 to November 1997............   124    96
   Unsecured notes payable to individuals arising from non-compete
    agreements due 1998...........................................    66    37
   Less: Current maturities.......................................   (96) (104)
                                                                    ----  ----
                                                                    $194  $ 62
                                                                    ====  ====

  Notes payable to stockholders of $794 and $558 at June 30, 1996 and 1997, respectively, are discussed in Note 8 (also see Note 10).

NOTE 7 INCOME TAXES

  The provision for income taxes consists of the following:

                                        CURRENT            DEFERRED
                                  ------------------- -------------------
   YEAR ENDED JUNE 30,            FEDERAL STATE TOTAL FEDERAL STATE TOTAL TOTAL
   -------------------            ------- ----- ----- ------- ----- ----- -----
   1995..........................  $130    $24  $154   $ 14   $  3  $ 17  $171
   1996..........................  $ 59    $11  $ 70   $ 21   $  4  $ 25  $ 95
   1997..........................  $168    $31  $199   $  5   $  1  $  6  $205
   July 1, 1997 through October
    15, 1997.....................  $  7    $ 3  $ 10   $--    $--   $--   $ 10

                      UNITED WHOLESALE FLORISTS, INC. AND
                  UNITED WHOLESALE FLORISTS OF AMERICA, INC.

              NOTES TO COMBINED FINANCIAL STATEMENTS--(CONTINUED)
  Net deferred income tax asset (liability) is comprised of the following:

                                                                     JUNE 30,
                                                                     ----------
                                                                     1996  1997
                                                                     ----  ----
   Allowance for doubtful accounts.................................  $  6  $ 11
   Inventory reserves..............................................     8     8
                                                                     ----  ----
    Current deferred income tax assets                                 14    19
   Deferred compensation...........................................    32    23
   Depreciation....................................................   (40)  (42)
                                                                     ----  ----
    Noncurrent deferred income tax asset (liability)...............    (8)  (19)
                                                                     ----  ----
    Net deferred income tax assets.................................  $  6  $--
                                                                     ====  ====

  A reconciliation of the federal statutory tax rate to the effective tax rate is as follows:

                                                                   JULY 1, 1997
                                       YEAR ENDED JUNE 30,           THROUGH
                                    -----------------------------  OCTOBER 15,
                                      1995     1996       1997         1997
                                    --------  --------  ---------  --------------
   Income taxes at the statutory
    rate..........................  $125  35% $84   35% $240   35% $  (12)    35%
   (Income) loss of S-Corporation.    22   6   (7)  (3)  (58)  (8)    --     --
   State income tax, net of fed-
    eral benefit..................    18   5   10    4    21    3      (2)     6%
   Non-deductible goodwill amorti-
    zation........................     4   1    4    2     4    1     --     --
   Other..........................     2   1    4    2    (2)  (1)     24    (71%)
                                    ---- ---  ---  ---  ----  ---  ------  -----
                                    $171  48% $95   40% $205   30% $   10    (30%)
                                    ==== ===  ===  ===  ====  ===  ======  =====

NOTE 8 RELATED PARTY TRANSACTIONS

  The Company makes advances to affiliates in the ordinary course of business. Receivables from affiliates totaled $1,059 and $1,240 at June 30, 1996 and 1997, respectively. The advances bear interest at a rate of 8.5% per annum; no formal repayment terms exist. Interest income related to these receivables for the years ended June 30, 1995, 1996 and 1997 and the period July 1, 1997 through October 15, 1997 were $87, $89, $80 and $5, respectively (See Note
10).

  The Company makes advances to the stockholders. Receivables from stockholders totaled $221 and $389 at June 30, 1996 and 1997, respectively. The advances bear interest at a rate of 8.5% per annum; no formal repayment terms exist. Interest income related to these receivables for the years ended June 30, 1995, 1996 and 1997, and for the period July 1, 1997 through October 15, 1997 were $5, $12, $24 and $9, respectively (See Note 10).

  The Company leases eight of its thirteen facilities from an affiliated partnership, United Properties. Total rent expense related to these leases was $206 in 1995, $221 in both 1996 and 1997, and $65 for the period July 1, 1997 through October 15, 1997.

  During 1995, the Company entered into a lease for its corporate headquarters from a partnership which is 50% owned by United Properties. Total lease payments were $27 in 1995, $81 in both 1996 and 1997 and $24 for the period July 1, 1997 through October 15, 1997.

  At June 30, 1996 and 1997 the Company had $794 and $558, respectively, payable to the stockholders of the Company. These obligations bear interest at rates from 8% to 9.25%. Included in interest expense for the years ended June 30, 1995, 1996 and 1997 and the period July 1, 1997 through October 15, 1997 was $102, $106, $54 and $15, respectively, of interest related to this obligation (see Note 10).

                      UNITED WHOLESALE FLORISTS, INC. AND
                  UNITED WHOLESALE FLORISTS OF AMERICA, INC.

              NOTES TO COMBINED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 9 COMMITMENTS AND CONTINGENCIES

 Lease Commitments

  The Company leases its land sites and buildings for most of its stores and office space for corporate operations under operating leases. These leases are primarily with related party lessors (Note 8). Rent expense under all operating leases was $245 for the year ended June 30, 1995, $334 for each of the years ended June 30, 1996 and 1997, and $99 for the period July 1, 1997 through October 15, 1997.

  The Company leases its vehicle fleet under capital leases. The leases generally include renewal options at varying terms. The book value and corresponding accumulated depreciation for the vehicles under capital lease were: June 30, 1996--$1,186 and $768, respectively; June 30, 1997--$1,252 and
$675, respectively. Depreciation expense of vehicles under capital lease for the years ended June 30, 1995, 1996 and 1997 and for the period July 1, 1997 through October 15, 1997 was approximately $184, $218, $220 and $65, respectively.

  Minimum lease payments under the noncancelable portion of capital and operating leases at October 15, 1997 are as follows:

                                                               OPERATING CAPITAL
                                                                LEASES   LEASES
                                                               --------- -------
   For the year ending June 30,:
     1998....................................................   $  340    $255
     1999....................................................      340     206
     2000....................................................      313     116
     2001....................................................      259      14
     2002....................................................      259     --
                                                                ------    ----
   Future minimum lease payments.............................   $1,511     591
                                                                ======
   Imputed interest..........................................              (97)
                                                                          ----
   Present value of minimum lease payments...................              494
   Current portion...........................................             (200)
                                                                          ----
   Long-term portion.........................................             $294
                                                                          ====

 Litigation

  The Company is involved in various legal matters in the normal course of business. In the opinion of the Company's management, these matters are not anticipated to have a material adverse effect on the financial position or results of operations of the Company.

NOTE 10 SUBSEQUENT EVENTS

  In conjunction with the Merger, all amounts due from related parties and due from stockholders were repaid to the Company; amounts due to stockholders were repaid by the Company. Additionally, borrowings under the line of credit and all other debt discussed in Note 6, except the unsecured note, was repaid.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of American Florist Supply, Inc.

  In our opinion, the accompanying balance sheet and the related statements of operations, of stockholder's equity and of cash flows present fairly, in all material respects, the financial position of American Florist Supply, Inc. at December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996 and for the period January 1, 1997 through October 15, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP

Price Waterhouse LLP
Washington, DC
January 6, 1998

                         AMERICAN FLORIST SUPPLY, INC.

                                 BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                   DECEMBER 31,
                                                                       1996
                                                                   ------------
ASSETS
Current assets:
 Cash and cash equivalents........................................    $    4
 Accounts receivable, net.........................................     1,460
 Inventory........................................................        65
 Notes receivable--stockholder....................................       231
 Prepaid expenses and other current assets........................        30
                                                                      ------
  Total current assets............................................     1,790
Property and equipment, net.......................................       278
Goodwill and intangibles, net.....................................       298
Restricted investments............................................        26
Other assets......................................................        46
                                                                      ------
  Total assets....................................................    $2,438
                                                                      ======
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
 Line of credit...................................................    $  302
 Accounts payable.................................................       709
 Accrued expenses.................................................       147
 Income taxes payable.............................................        29
                                                                      ------
  Total current liabilities.......................................     1,187
Long-term debt....................................................       598
Other long-term liabilities.......................................        25
                                                                      ------
  Total liabilities...............................................     1,810
                                                                      ------
Commitments and contingencies (Note 11)
Stockholder's equity:
 Common stock, no par value; 5,000 shares authorized; 1,000 shares
  issued and outstanding..........................................       400
 Retained earnings................................................       228
                                                                      ------
  Total stockholder's equity......................................       628
                                                                      ------
  Total liabilities and stockholder's equity......................    $2,438
                                                                      ======



   The accompanying notes are an integral part of these financial statements.

                         AMERICAN FLORIST SUPPLY, INC.

                            STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                                                      YEAR ENDED      JANUARY 1,
                                                     DECEMBER 31,        1997
                                                    ----------------    THROUGH
                                                                      OCTOBER 15,
                                                     1995     1996       1997
                                                    -------  -------  -----------
 Net sales........................................  $10,783  $11,679    $10,051
 Cost of sales....................................    7,788    8,268      6,845
                                                    -------  -------    -------
   Gross margin...................................    2,995    3,411      3,206
 Selling, general and administrative expenses.....    2,531    2,723      2,490
                                                    -------  -------    -------
   Operating income...............................      464      688        716
 Other (income) expense:
  Interest expense................................       42       43         37
  Interest income.................................       (4)     (11)       (62)
  Other, net......................................      (14)     (64)         1
                                                    -------  -------    -------
   Income before income taxes.....................      440      720        740
 Provision for income taxes.......................       17       37         41
                                                    -------  -------    -------
 Net income.......................................  $   423  $   683    $   699
                                                    =======  =======    =======
 Unaudited pro forma information:
  Pro forma net income before provision for income
   taxes..........................................  $   440  $   720    $   740
  Provision for income taxes......................      176      288        296
                                                    -------  -------    -------
  Pro forma income (see Note 2)...................  $   264  $   432    $   444
                                                    =======  =======    =======





   The accompanying notes are an integral part of these financial statements.

                         AMERICAN FLORIST SUPPLY, INC.

                       STATEMENT OF STOCKHOLDER'S EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                              COMMON STOCK               TOTAL
                                              ------------- RETAINED STOCKHOLDERS'
                                              SHARES AMOUNT EARNINGS    EQUITY
                                              ------ ------ -------- -------------
 Balance at December 31, 1994...............  1,000   $400   $  92       $ 492
  Net income................................    --     --      423         423
  Dividends paid............................    --     --     (265)       (265)
                                              -----   ----   -----       -----
 Balance at December 31, 1995...............  1,000    400     250         650
  Net income................................    --     --      683         683
  Dividends paid............................    --     --     (705)       (705)
                                              -----   ----   -----       -----
 Balance at December 31, 1996...............  1,000    400     228         628
  Net income................................    --     --      699         699
  Dividends paid............................    --     --     (739)       (739)
                                              -----   ----   -----       -----
 Balance at October 15, 1997................  1,000   $400   $ 188       $ 588
                                              =====   ====   =====       =====







   The accompanying notes are an integral part of these financial statements.

                         AMERICAN FLORIST SUPPLY, INC.

                            STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                      YEAR ENDED      JANUARY 1,
                                                     DECEMBER 31,        1997
                                                    ----------------    THROUGH
                                                                      OCTOBER 15,
                                                     1995     1996       1997
                                                    -------  -------  -----------
 Cash flows from operating activities:
  Net income......................................  $   423  $   683     $ 699
  Adjustments to reconcile net income to net cash
   provided by operating
   activities:
   Depreciation and amortization..................       89       91        54
   Loss on disposal of fixed assets...............       32        8       --
   Changes in operating assets and liabilities:
    Accounts receivable...........................     (126)    (121)      155
    Inventory.....................................      (39)     (26)      (52)
    Prepaid expenses and other assets.............       (1)      (2)      (41)
    Due from related parties......................      (16)    (210)      231
    Accounts payable and accrued expenses.........      (85)      94      (110)
    Other long-term liabilities...................      --       --         21
    Income taxes payable..........................       16        8        (2)
                                                    -------  -------     -----
     Net cash provided by operating activities....      293      525       955
                                                    -------  -------     -----
 Cash flows from investing activities:
  Purchases of property and equipment.............       (7)     (45)      (38)
  Equipment sale proceeds.........................                 2        --
  Purchases of investments........................       (2)      (1)      (17)
                                                    -------  -------     -----
     Net cash used in investing activities........       (9)     (44)      (55)
                                                    -------  -------     -----
 Cash flows from financing activities:
  Proceeds from issuance of long-term debt........    1,576    1,861
  Repayments on note payable......................   (1,595)  (1,636)     (165)
  Stockholder dividends...........................     (265)    (705)     (739)
                                                    -------  -------     -----
     Net cash used in financing activities........     (284)    (480)     (904)
                                                    -------  -------     -----
 Net increase (decrease) in cash and cash equiva-
  lents...........................................      --         1        (4)
 Cash and cash equivalents--beginning of period...        3        3         4
                                                    -------  -------     -----
 Cash and cash equivalents--end of period.........  $     3  $     4     $ --
                                                    =======  =======     =====
 Supplemental disclosure of cash flow information:
  Cash paid during the period for interest........  $    42  $    43     $  37
  Cash paid during the period for taxes...........  $    15  $    17     $  29



   The accompanying notes are an integral part of these financial statements.

                         AMERICAN FLORIST SUPPLY, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                (IN THOUSANDS)

NOTE 1 BUSINESS ORGANIZATION

  American Florist Supply, Inc. (the "Company") is a wholesale distributor of perishable floral products and floral related hardgoods, operating from one location in Massachusetts. The Company purchases floral products from domestic growers, brokers and importers and sells them to retail florists and mass marketers in Maine, Massachusetts, Vermont and New Hampshire. The Company also manufactures fresh cut floral bouquets and distributes them to supermarkets. The Company was incorporated on April 11, 1994, as a result of the acquisition of certain assets and certain liabilities of the distribution business of Johnson's Roses, Inc.

  Effective October 16, 1997, the Company merged with and into U.S.A. Floral Products, Inc. ("USA Floral") (the "Merger"). All outstanding shares of the Company were exchanged for cash and shares of USA Floral Common Stock concurrent with the consummation of an initial public offering of the Common Stock of USA Floral. These financial statements are those of the Company prior to the Merger and do not reflect any purchase accounting adjustments or other transactions related to the Merger (see Note 12).

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

 Revenue Recognition

  The Company recognizes revenue upon shipment of product.

 Cash Equivalents

  For purposes of the statement of cash flows, the Company considers all highly liquid short-term investments with maturities of three months or less at date of purchase to be cash equivalents.

 Inventory

  Inventory consists of plants and supplies to be sold and is stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

 Property and Equipment

  Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (five to seven years). Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life.

                         AMERICAN FLORIST SUPPLY, INC.

 Intangible Assets

Goodwill and other intangible assets and related amortization are as follows:

                                                               OTHER
                                                     --------------------------
                                                     GOODWILL INTANGIBLES TOTAL
                                                     -------- ----------- -----
   Balance, December 31, 1994.......................  $ 330       $26     $ 356
    Amortization....................................    (21)       (8)      (29)
                                                      -----       ---     -----
   Balance, December 31, 1995.......................    309        18       327
    Amortization....................................    (21)       (8)      (29)
                                                      -----       ---     -----
   Balance, December 31, 1996.......................    288        10       298
    Amortization....................................    (17)       (1)      (18)
                                                      -----       ---     -----
   Balance at October 15, 1997......................  $ 271       $ 9     $ 280
                                                      =====       ===     =====

  Goodwill represents the excess of the cost of the acquired business over the fair market value of the net tangible assets. Goodwill is being amortized on the straight-line method over a period of 15 years. Other intangibles are stated at cost and amortized on the straight-line method over a period of five years. Management periodically evaluates the recoverability of goodwill, which would be adjusted for a permanent decline in value, if any, by comparing anticipated undiscounted future cash flows from operations to net book value.

 Restricted Investments

  The Company has set aside certain equity investments in an educational fund for one of its key employees. The principal and all earnings on this investment will be used to fund the Company's recorded obligation to pay educational expenses for the employee's children in the future. The Company has classified these investments as available-for-sale. The amounts presented at December 31, 1996 approximate fair value of the underlying investments (See
Note 12).

 Fair Value of Financial Instruments

  The carrying amount of cash and cash equivalents, accounts receivable/payable, notes receivable/payable, insurance receivable, accrued expenses and short-term debt approximates fair value because of the short maturity of these instruments. The estimated fair value of long-term debt and other long-term liabilities approximates its carrying value. Additionally, interest rates on outstanding debt are at rates which approximate market rates for debt with similar terms and average maturities.

 Concentration of Credit Risk

  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. Receivables are not collateralized and accordingly, the Company performs ongoing credit evaluations of its customers to reduce the risk of loss.

 Income Taxes

  The Company has elected to be treated as an S Corporation for federal and state income taxes and accordingly, any liabilities for income taxes are the direct responsibility of the stockholder. No provision for federal income tax is required. The Commonwealth of Massachusetts, which is the Company's principal place of business, imposes a corporate level state income tax on certain S Corporations for which provisions have been made.

                         AMERICAN FLORIST SUPPLY, INC.

  There are no material differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

  The unaudited pro forma income tax information included in the Statement of Operations is presented in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," as if the Company had been subject to applicable federal and state income taxes for the entire periods presented.

NOTE 3 ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                         BALANCE AT CHARGED TO        BALANCE AT
                                         BEGINNING  COSTS AND  WRITE-   END OF
                                         OF PERIOD   EXPENSES   OFFS    PERIOD
                                         ---------- ---------- ------ ----------
   Year ended December 31, 1995.........    $48        $58      $(58)    $48
   Year ended December 31, 1996.........    $48        --        --      $48
   Period ended October 15, 1997........    $48        $44      $(26)    $66

NOTE 4 ACQUISITION

  The Company acquired certain assets and liabilities of the distribution business of Johnson's Roses, Inc. on April 11, 1994 under the terms defined in an Asset Purchase Agreement (the "Seller"). The final purchase price, payable to the Seller was $1,284 and consisted of $686.5 in cash and a subordinated promissory note for principal of $597.5. The acquisition was accounted for under the purchase method of accounting and the results of operations have been included from the date of acquisition. Subsequent to October 15, 1997, in connection with the Merger, the outstanding balance of the note payable was paid in full (see Note 12).

  As part of the Agreement with the Seller, the Company has the exclusive right and obligation to buy the Seller's domestically graded roses at fixed prices through December 1998 (see Note 11).

NOTE 5 INVENTORY

  Inventory consists of the following finished goods:

                                                                    DECEMBER 31,
                                                                        1996
                                                                    ------------
   Perishables.....................................................     $19
   Hardgoods.......................................................      46
                                                                        ---
                                                                        $65
                                                                        ===

NOTE 6 PROPERTY AND EQUIPMENT

  Property and equipment consist of the following:

                                                                    DECEMBER 31,
                                                                        1996
                                                                    ------------
   Machinery and equipment.........................................    $ 255
   Office equipment................................................      127
   Furniture, fixtures and equipment...............................       38
   Rose bushes.....................................................      --
                                                                       -----
                                                                         420
   Accumulated depreciation and amortization.......................     (142)
                                                                       -----
                                                                       $ 278
                                                                       =====

                         AMERICAN FLORIST SUPPLY, INC.

  Depreciation expense for the years ended December 31, 1995 and 1996 and the period January 1, 1997 through October 15, 1997 was $65, $67 and $36, respectively.

NOTE 7 RELATED PARTIES

  Notes receivable--stockholder consists of the following at :

                                                                    DECEMBER 31,
                                                                        1996
                                                                    ------------
   Unsecured note, due on demand, with interest at 8.5%............     $186
   Unsecured note, due on demand, with no state interest rate......       42
                                                                        ----
                                                                        $228
                                                                        ====

 Related Party Purchases

  The Company's stockholder's spouse is the sole stockholder of Farm Direct Flowers, Inc. Farm Direct Flowers, Inc. has a direct interest in Meadow Flower-Meflor C. LTDA (Meadow Flowers), a rose farm in Ecuador. The Company's stockholder is also a Director of Meadow Flowers. The Company purchased $2 and $135 of merchandise from Meadow Flowers during 1995 and 1996, respectively, and $203 during the period January 1, 1997 through October 15, 1997. These transactions were at prices that the Company believes to be comparable to those that would be paid to unrelated parties. This relationship provides the Company with the opportunity for access to roses as well as other various types of flowers.

NOTE 8 CREDIT FACILITIES

 Line of Credit

  The Company has a revolving line of credit with a commercial bank for borrowings up to $600. Interest accrues at 1/4% over the bank's base rate (9% at December 31, 1996) and is payable quarterly in arrears. The note matures on April 30, 1998 and provides for a commitment fee payable quarterly, computed as 1/4% of the average unused facility during the quarter. The Company's credit facility contains financial and operating covenants which, among other things, requires the Company to maintain prescribed levels of tangible net worth and ratios of liabilities to net worth. The note is secured by a first priority perfected security interest in all assets of the Company. The outstanding balance on the line was $302 as of December 31, 1996. Subsequent to October 15, 1997, in connection with the Merger, the outstanding balance on the line of credit was paid in full.

 Long-Term Debt

  The Company has a promissory note payable to Johnson's Roses, Inc. due May 2, 1999 in the amount of $597.50, on which interest accrues at 6% and is payable quarterly in arrears. The note is secured by a subordinated security interest in all of the assets of the Company. Subsequent to October 15, 1997, in connection with the Merger, the outstanding balance of the note payable was paid in full.

NOTE 9 EMPLOYEE BENEFIT PLAN

  The Company has established an employee savings plan under the provisions of section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the plan subject to certain requirements. Employees can contribute up to 15% of their gross salary to the plan. In addition, the plan provides for discretionary Company contributions. Company contributions to the plan for the year ended December 31, 1996 and for the period January 1, 1997 to October 15, 1997 were $76 and $75, respectively.

                         AMERICAN FLORIST SUPPLY, INC.

NOTE 10 LEASES

  The Company leases office space, computers and trucks used in the delivery of orders to customers under various agreements classified as operating leases. Rent expense under these operating leases for 1995, 1996 and for the period January 1, 1997 to October 15, 1997 was approximately $230, $267 and $297, respectively. The leases expire in years 1997 through 2001.

  The aggregate future minimum rentals under these operating leases are as follows:

   For the period October 16, 1997 to December 31, 1997................... $ 49
   For the year ending December 31,:
     1998.................................................................  196
     1999.................................................................   73
     2000.................................................................   37
     2001.................................................................    9
                                                                           ----
                                                                           $364
                                                                           ====

NOTE 11 COMMITMENTS AND CONTINGENCIES

 Purchase Commitment

  The Company is committed to pay the actual costs of Johnson's Roses, Inc. rose growing operations in return for the exclusive rights to their roses. The term of the contract is from November 1, 1995 to December 31, 1998; however, the Company may cancel the contract earlier, provided that six months prior written notification is given to Johnson's Roses, Inc. Costs paid to Johnson's Roses, Inc. were approximately $1,000 for each of the years ended 1995 and 1996 and approximately $800 for the period January 1, 1997 to October 15, 1997. Prices paid under this contract may be higher than those obtainable from other suppliers.

 Deferred Compensation Plan

  The Company has a deferred compensation plan for one of the key executives. The deferred compensation plan stipulates that if the executive remains in continuous employment of the Company until age 65, then upon retirement the Company shall pay the executive the cash surrender value of a life insurance policy. Payments of the sum specified shall be made in 120 equal monthly payments. The cash surrender value of the life insurance policy is approximately $40 as of December 31, 1996 and is reflected on the Company's balance sheet within other assets.

NOTE 12 SUBSEQUENT EVENTS

  Upon consummation of the Merger, the unrestricted assets were given to an employee in satisfaction of the Company's obligation (Note 1). In addition, all amounts due under the line of credit and the long-term debt were repaid (Note 8). The purchase commitment described in Note 11 and the related party purchase arrangement described in Note 7 remain in effect.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of CFX, Inc.

  In our opinion, the accompanying balance sheet and the related statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of CFX, Inc. at December 31, 1996 and the results of its operations and its cash flows for the year then ended and for the period January 1, 1997 through October 15, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. The financial statements of CFX, Inc. for the year ended December 31, 1995 were audited by other independent accountants whose report dated March 8, 1996, expressed an unqualified opinion on those statements.

/s/ Price Waterhouse LLP

Price Waterhouse LLP
Washington DC
January 9, 1998

                         INDEPENDENT AUDITORS' REPORT

Board of Directors
 CFX, Inc.
 Miami, Florida

  We have audited the accompanying statements of operations, of stockholders' equity, and of cash flows of CFX, Inc. for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of CFX, Inc. for the year ended December 31, 1995 in conformity with generally accepted accounting principles.

/s/ Madsen, Sapp, Mena, Rodriguez & Co. P.A.

Madsen, Sapp, Mena, Rodriguez & Co. P.A.
Plantation, Florida
March 8, 1996

                                   CFX, INC.

                                 BALANCE SHEET
                                 (IN THOUSANDS)

                                                                   DECEMBER 31,
                                                                       1996
                                                                   ------------
ASSETS
Current assets:
 Cash and cash equivalents........................................    $1,385
 Accounts receivable, net.........................................     3,242
 Due from related parties.........................................       397
 Prepaid expenses and other current assets........................        78
 Advances to growers..............................................       145
                                                                      ------
   Total current assets...........................................     5,247
Property and equipment, net.......................................       402
Other assets:
 Due from related parties.........................................       --
 Cash surrender value of life insurance...........................       207
 Deposits.........................................................        13
 Advances to stockholders.........................................       428
 Advances to growers..............................................       175
 Other............................................................         2
                                                                      ------
   Total assets...................................................    $6,474
                                                                      ======
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
 Line of credit...................................................    $    1
 Current maturities of notes payable..............................        16
 Accounts payable.................................................       548
 Accrued expenses.................................................     1,835
 Due to related party growers.....................................       316
                                                                      ------
   Total current liabilities......................................     2,716
                                                                      ------
Notes payable, net of current maturities..........................        21
                                                                      ------
   Total liabilities..............................................     2,737
                                                                      ------
Commitments and contingencies
Stockholder's equity:
 Common stock $5.00 par value; 1000 shares authorized; 600 shares
  issued and outstanding..........................................         3
 Additional paid-in capital.......................................        57
 Retained earnings................................................     3,677
                                                                      ------
   Total stockholder's equity.....................................     3,737
                                                                      ------
   Total liabilities and stockholder's equity.....................    $6,474
                                                                      ======

   The accompanying notes are an integral part of these financial statements.

                                   CFX, INC.

                            STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                                                    YEAR ENDED      JANUARY 1,
                                                   DECEMBER 31,        1997
                                                  ----------------    THROUGH
                                                                    OCTOBER 15,
                                                   1995     1996       1997
                                                  -------  -------  -----------
Net sales (include sales to related parties of
 $3,121 $3,859 and $2,670)....................... $32,096  $35,684    $31,436
Cost of sales (includes purchases from related
 parties of $9,644, $12,263 and $13,428).........  24,328   28,190     24,378
                                                  -------  -------    -------
  Gross margin...................................   7,768    7,494      7,058
Selling, general and administrative expenses.....   6,773    8,956      6,517
                                                  -------  -------    -------
  Operating income (loss)........................     995   (1,462)       541
Other (income) expense:
 Interest income.................................    (173)    (115)       (59)
 Other, net......................................    (370)    (100)       --
                                                  -------  -------    -------
  Net income (loss).............................. $ 1,538  $(1,247)   $   600
                                                  =======  =======    =======
Unaudited pro forma information:
 Pro forma net income (loss) before provision for
  income taxes................................... $ 1,538  $(1,247)   $   600
 Provision (benefit) for income taxes............     615     (499)       240
                                                  -------  -------    -------
 Pro forma income (loss) (see Note 2)............ $   923  $  (748)   $   360
                                                  =======  =======    =======


   The accompanying notes are an integral part of these financial statements.

                                   CFX, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                 COMMON STOCK  ADDITIONAL               TOTAL
                                 -------------  PAID-IN   RETAINED  STOCKHOLDERS'
                                 SHARES AMOUNT  CAPITAL   EARNINGS     EQUITY
                                 ------ ------ ---------- --------  -------------
Balance at December 31, 1994....  600    $ 3      $ 57    $ 3,722      $ 3,782
 Net income.....................  --     --        --       1,538        1,538
 Dividends paid.................  --     --        --         (40)         (40)
                                  ---    ---      ----    -------      -------
Balance at December 31, 1995....  600      3        57      5,220        5,280
 Net loss.......................  --     --        --      (1,247)      (1,247)
 Dividends paid.................  --     --        --        (296)        (296)
                                  ---    ---      ----    -------      -------
Balance at December 31, 1996....  600      3        57      3,677        3,737
 Net income.....................  --     --        --         600          600
                                  ---    ---      ----    -------      -------
Balance at October 15, 1997.....  600    $ 3      $ 57    $ 4,277      $ 4,337
                                  ===    ===      ====    =======      =======


   The accompanying notes are an integral part of these financial statements.

                                   CFX, INC.

                            STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                    YEAR ENDED      JANUARY 1,
                                                   DECEMBER 31,        1997
                                                  ----------------    THROUGH
                                                                    OCTOBER 15,
                                                   1995     1996       1997
                                                  -------  -------  -----------
Cash flows from operating activities
 Net income (loss)..............................  $ 1,538  $(1,247)   $   600
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
  Depreciation and amortization.................      265      264        179
  Unrealized/realized gainon marketable trading
   securities...................................     (336)     (92)       --
  Gain on disposal of property, plant and equip-
   ment.........................................       (8)      (1)        (1)
  Purchase of marketable trading securities.....      (14)     --         --
  Proceeds on sale of marketable trading securi-
   ties.........................................      603      966        --
  Change in operating assets and liabilities:
   Accounts receivable..........................      (50)     (99)      (954)
   Prepaid expense and other current assets.....      (13)      34        219
   Long-term receivables........................       12        4        (24)
   Other assets.................................      (42)      67        (12)
   Accounts payable and accrued expenses........     (231)   1,231        666
   Due from/to related parties..................     (383)    (518)    (1,052)
                                                  -------  -------    -------
    Net cash provided by (used in) operating ac-
     tivities...................................    1,341      609       (817)
                                                  -------  -------    -------
Cash flows from investing activities:
 Advances to growers............................       72     (243)       103
 Decrease in certificate of deposit.............      180      --         --
 Purchases of property and equipment............     (287)    (179)      (179)
 Proceeds from sale of equipment................        8        1          1
 Advances to related parties....................     (450)    (126)   (15,229)
 Repayments from related parties................       24    1,269     14,862
 Advances to stockholders.......................     (258)  (1,557)
 Repayments from stockholders...................             1,802        428
                                                  -------  -------    -------
    Net cash used in investing activities.......     (711)     967        (14)
                                                  -------  -------    -------
Cash flows from financing activities:
 Borrowings/payments on bank line of credit.....     (810)     --          (1)
 Repayments of long-term debt...................      (81)     --         (13)
 Repayments of stockholders' notes payable......     (100)     --         --
 Repayments of life insurance loan Stockholder
  dividends.....................................      (40)    (296)       --
                                                  -------  -------    -------
    Net cash used in financing activities.......   (1,031)    (296)       (14)
                                                  -------  -------    -------
Net increase (decrease) in cash and cash equiva-
 lents..........................................     (401)   1,280       (845)
Cash and cash equivalents--beginning of period..      506      105      1,385
                                                  -------  -------    -------
Cash and cash equivalents--end of period........  $   105  $ 1,385    $   540
                                                  =======  =======    =======
Supplemental disclosure of cash flow informa-
 tion:
 Cash paid during the period for interest.......  $    21  $     2    $     2
Supplemental disclosure of noncash investing and
 financing activities Debt
 incurred for the acquisition of equipment......  $   --   $    37    $   --
  Acquired grower advance asset by assuming re-
   lated liability..............................  $   --   $    16    $   --
  Reclassification from accounts payable to due
   to related parties...........................  $   816  $   --     $   --

                                   CFX, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                (IN THOUSANDS)

NOTE 1 BUSINESS ORGANIZATION

  Founded in 1974, CFX, Inc. (the "Company") is an importer and distributor of perishable floral products operating from one location in Florida. The Company imports flowers from farms located primarily in Columbia and Ecuador, and distributes them throughout the United States to wholesale distributors and mass markets.

  Effective October 16, 1997, the Company merged with and into U.S.A. Floral Products, Inc. ("USA Floral") (the "Merger"). All outstanding shares of the Company were exchanged for cash and shares of USA Floral Common Stock concurrent with the consummation of the initial public offering of the Common Stock of USA Floral. These financial statements are those of the Company prior to the Merger and do not reflect any purchase accounting adjustments or other transactions related to the Merger (see Note 11).

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates used in preparing these financial statements include those assumed in computing the antidumping duty liability.

 Revenue Recognition

  Revenue is recognized upon shipment of product.

 Cash Equivalents

  For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of approximately three months or less at date of purchase to be cash equivalents.

 Advances to Growers

  Advances to growers consist of cash advances to unrelated growers for working capital purposes. The advances are usually to be repaid by sales of flowers by the Company, on behalf of the growers.

 Investments

  Investments in debt and equity securities are categorized as trading securities. Unrealized holding gains and losses are included in earnings. Cost of investments are determined on a specific identification basis.

 Property and Equipment

  Property and equipment are carried at cost. Depreciation is provided using straight-line and accelerated methods over the estimated useful lives of the related assets (three to seven years). Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life.

 Fair Value of Financial Instruments

  The carrying amount of cash and cash equivalents, accounts receivable/payable, notes receivable/payable, insurance receivable, accrued expenses and short-term debt approximates fair value because of the short maturity

                                   CFX, INC.

of these instruments. The estimated fair value of long-term debt and other long-term liabilities approximates their carrying value. Additionally, interest rates on outstanding debt are at rates which approximate market rates for debt with similar terms and average maturities.

 Concentration of Credit Risk

  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, marketable trading securities, trade accounts receivable and amounts due from related parties and related and unrelated growers. The Company extends unsecured credit to wholesale florists primarily throughout the United States. The Company, from time to time, advances funds to related parties and related and unrelated growers on an unsecured basis. Receivables are not collateralized and accordingly, the Company performs ongoing credit evaluations of its customers to reduce the risk of loss.

  The Company receives a significant portion of its fresh-cut flowers from Colombia.

 Income Taxes

  The Company has elected to be treated as an S Corporation for federal and state income taxes and accordingly, any liability for income taxes are the direct responsibility of the stockholders.

  The unaudited pro forma income tax information included in the Statement of Operations is presented in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," as if the Company had been subject to applicable federal and state income taxes for the entire periods presented.

  There are no material differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

NOTE 3 ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                        BALANCE AT CHARGED TO        BALANCE AT
                                        BEGINNING  COSTS AND  WRITE-   END OF
                                        OF PERIOD   EXPENSES   OFFS    PERIOD
                                        ---------- ---------- ------ ----------
Year ended December 31, 1995...........    $90        $15      $(15)    $90
Year ended December 31, 1996...........    $90        $32      $(32)    $90
January 1, 1997 through October 15,
 1997..................................    $90        $ 6      $ (6)    $90

NOTE 4 PROPERTY AND EQUIPMENT

  Property and equipment consist of the following:

                                                                    DECEMBER 31,
                                                                        1996
                                                                    ------------
   Leasehold improvements..........................................   $   729
   Equipment.......................................................     1,547
   Vehicles........................................................       491
   Furniture and fixtures..........................................       138
                                                                      -------
                                                                        2,905
   Accumulated depreciation and amortization.......................    (2,503)
                                                                      -------
                                                                      $   402
                                                                      =======

                                   CFX, INC.

  Depreciation expense for the years ended December 31, 1995 and 1996, and for the period January 1, 1997 through October 15, 1997, was $265, $264 and $179, respectively.

NOTE 5 CREDIT FACILITIES

 Bank Lines of Credit

  The Company maintained a line of credit and an overline facility which provided for borrowings of up to $2,000 and $500, respectively, and bore interest at prime plus 1/2 percent (9.5% and 8.75% at December 31, 1995 and 1996, respectively). These facilities technically expired on May 31, 1997; however, the parties continued the credit line through October 15, 1997 (see
Note 11). The borrowings are collateralized by all of the Company's personal property and place restrictions on among other matters, indebtedness, capital expenditures, the payment of dividends, the sale of assets and mergers and acquisitions. In addition, the loan agreement required certain ratios and other financial covenants. The Company was in compliance with these restrictions as of December 31, 1996 with the exception of the covenants relating to tangible net worth, indebtedness and payment of dividends. Appropriate waivers were obtained for those covenants that were in default.

 Note Payable to Bank

  During 1996, the Company incurred a $37 note payable with a bank requiring monthly installments of approximately $2 due through January 1999 plus interest at prime (8.25% at December 31, 1996). This note is collateralized by automotive equipment, with a carrying value of approximately $37 at December 31, 1996.

  Principal maturities on the note payable at December 31, 1997 are as follows:

   For the period October 16, 1997 to December 31, 1997..................... $16
   For the year ending December 31,:
    1998....................................................................  19
    1999....................................................................   2
                                                                             ---
       Total................................................................ $37
                                                                             ===

NOTE 6 PROFIT SHARING PLAN

  The Company has a contributory profit sharing plan covering substantially all its employees. Participant contributions may not exceed 15% of eligible compensation. Employer contributions, if any, are determined annually by the Board of Directors and may not exceed the amount deductible for Federal income tax purposes. The Company's contributions to this plan were $100 for the years ended December 31, 1995 and 1996, and the period January 1, 1997 through October 15, 1997.

NOTE 7 RELATED PARTY TRANSACTIONS

  The Company receives flowers from farms partially owned by the Company's majority stockholders. Total purchases from these related party farms were $9,644, $11,993 and $13,354 in cost of sales for the years ended December 31, 1995 and 1996, and the period January 1, 1997 through October 15, 1997, respectively.

  The Company sells flowers to, and purchases flowers from, a bouquet manufacturer affiliate owned by its majority stockholders. Sales were approximately $3,121, $3,859 and $2,670 to this affiliate for the years ended December 31, 1995 and 1996, and the period January 1, 1997 through October 15, 1997, respectively. Related accounts receivable balances were $0 and $283 at December 31, 1996, and October 15, 1997, respectively. The financial statements include cost of sales of $117, $270 and $74 for the years ended December 31, 1995 and 1996, and the period January 1, 1997 through October 15, 1997, respectively (see Note 11).

                                   CFX, INC.

  The Company also provides services to, receives services from, and loans cash to and borrows from the bouquet manufacturer affiliate mentioned above. Net management fee income for such services was approximately $518, $570 and $404 for the years ended December 31, 1995 and 1996 and the period January 1, 1997 through October 15, 1997, respectively. At December 31, 1996, and October 15, 1997, the outstanding receivable balance resulting from such transactions was approximately $388 and $876, respectively. The entire 1996 balance is included in due from related parties current.

  The Company uses a related party agent corporation to handle certain business activities in Colombia. Administrative expenses paid to the agent corporation were approximately $205, $308 and $184 for the years ended December 31, 1995 and 1996, and the period January 1, 1997 through October 15, 1997, respectively. At December 31, 1996, the outstanding balance resulting from such transactions was approximately $11 and is included in accounts payable. In addition, a long-term receivable exists from the related party agent of approximately $8 as of December 31, 1996 and is included in due from related parties - current at December 31, 1996.

  The accompanying financial statements include interest income from related parties of approximately $112, $61 and $27 for the years ended December 31, 1995 and 1996, and the period January 1, 1997 through October 15, 1997, respectively.

  Advances to stockholders represent non-interest bearing funds advanced to the Company's majority stockholders for the purpose of acquiring an interest in a farm in Central America and initial capitalization of an agent corporation located in South America. Official terms of the advances have not been determined. (See note 11).

NOTE 8 COMMITMENTS AND CONTINGENCIES

 Lease Commitments

  The Company and its bouquet manufacturer affiliate jointly lease office and warehouse space from a partnership owned by the Company's majority shareholders. Lease payments in 1997 were allocated 33% to the Company and 67% to the affiliate based on square footage of lease space utilized.

  The lease expires December 31, 2006 and requires basic rent of an amount equal to principal and interest payments on the bond and second mortgage and other expenses of the partnership.

  As of October 15, 1997, the Company's allocable share of the future minimum rent under the current terms of the above office and warehouse lease were as follows:

   For the period October 16, 1997 to December 31, 1997................  $   54
   For the year ending December 31,
   1998................................................................     266
   1999................................................................     266
   2000................................................................     266
   2001................................................................     266
   2002................................................................     266
   Thereafter..........................................................   1,066
                                                                         ------
     Total.............................................................  $2,450
                                                                         ======

  Rent expense was $203, $213 and $211 for the years ended December 31, 1995 and 1996, and the period January 1, 1997 through October 15, 1997, respectively.

                                   CFX, INC.

 Guarantees

  During 1996 an affiliated partnership owned by the Company's majority stockholders extended the terms of an Industrial Development Bond and entered into an interest rate swap as a hedge. The bond has an outstanding balance of approximately $3,760 and $3,549 at December 31, 1996 and October 15, 1997, respectively, and matures in January 2002. The affiliated partnership also entered into a variable rate second mortgage during 1996. The mortgage has an outstanding balance of approximately $1,080 at October 15, 1997 and matures in October 2006. The bond and mortgage are collateralized by land and a building which are leased by the Company and its wholesale affiliate. The Company has pledged all of its assets as collateral and has guaranteed the bond and mortgage. The bond agreement places restrictions on indebtedness, liens, the payment of dividends, the sale of assets, mergers and acquisitions and contains other restrictions. In addition, the bond agreement requires the Company and its wholesale affiliate to maintain certain combined ratios and other financial statistics (see Note 11).

  During 1995, a related party farm obtained a loan to purchase a vehicle which the Company has guaranteed. The loan matures in August 1998 and had an outstanding balance at December 31, 1996 of approximately $29.

  At December 31, 1996 the Company had three outstanding uncollateralized letters of credit totaling approximately $195, which were used for the borrowings of related farms. The letters of credit reduce the borrowings allowed under the line of credit discussed in Note 5.

 Legal Matters

  The Company is involved in various legal matters in the normal course of business. In the opinion of the Company's management, these matters are not anticipated to have a material adverse effect on the financial position or results of the Company.

 Antidumping Duty

  In 1986 the U.S. Department of Commerce ("DOC") imposed an antidumping duty deposit ("ADD") on the importation of certain flowers, pending the imposition of a final duty rate based on annual reviews of the flower growers' margins. Since that time, the DOC has undertaken ten reviews, the last one for the period ended February 28, 1997. As a result of those reviews, the Company's importation of flowers from its suppliers has been subject to antidumping duties. The ADDs from the second and fourth reviews are awaiting final liquidation from the DOC. Final rate determinations have been published for the fifth through seventh and the ninth reviews but judicial appeals are pending. The eighth review was liquidated at the cash-deposit rate. The tenth review is in process. All other reviews have been resolved.

  Included in accrued expenses is approximately $1,248 and $919 as of December 31, 1996, and October 15, 1997, respectively, of estimated antidumping duty imposed by the Department of Commerce. The duty is based on rates imposed on certain products from certain growers in Columbia and Ecuador. The antidumping duty is subject to change upon the Department of Commerce's final review of all open antidumping periods as well as various legal appeals.

                                   CFX, INC.

NOTE 9 OTHER INCOME

  Significant components of other income (expense) are as follows:

                                                                        YEAR
                                                                        ENDED
                                                                      DECEMBER
                                                                         31,
                                                                      ---------
                                                                      1995 1996
                                                                      ---- ----
   Realized gains on trading securities.............................. $ 14 $ 92
   Unrealized gains (losses) on trading securities...................  265
   Gain on sale of property and equipment............................   65
   Other.............................................................   26    8
                                                                      ---- ----
                                                                      $370 $100
                                                                      ==== ====

NOTE 10 SIGNIFICANT CUSTOMERS

  Sales to the Company's bouquet manufacturing affiliate approximated 10%, 11% and 9% of revenues for 1995 and 1996, and the period January 1, 1997 through October 15, 1997, respectively.

NOTE 11 SUBSEQUENT EVENTS

  All related party agreements, understandings and arrangements as outlined in
Note 7 were amended upon consummation of the Merger described in Note 1 such that all continuing obligations thereunder are intended to be no greater than they would be under agreements with unaffiliated third parties. In addition, all advances to stockholders were paid to the Company upon the consummation of the initial public offering of Common Stock of USA Floral on October 16, 1997, and all bank debt of the Company was repaid in full. Further, the Company was released from those guarantees discussed in note 8.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Washington, District of Columbia on March 24, 1998.

                                          U.S.A. FLORAL PRODUCTS, INC.

                                          By:/s/ RAYMOND C. ANDERSON
                                             -------------------------------
                                              Raymond C. Anderson
                                              Chief Financial Officer

  Each person whose signature appears below hereby appoints Robert J. Poirier and Raymond C. Anderson, and both of them, either of whom may act without the joinder of the other, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Commission, granting unto said attorneys-in-fact and agents full power and authority to perform each and every act and thing appropriate or necessary to be done, as fully and for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           SIGNATURE                        CAPACITY                  DATE

     /s/ Robert J. Poirier         Chairman of the Board,        March 24, 1998
-------------------------------    President and  Chief Executive
       ROBERT J. POIRIER           Officer and a  Director
                                   (Principal Executive  Officer)

    /s/ Raymond C. Anderson        Chief Financial Officer       March 24, 1998
-------------------------------    (Principal  Financial and
      RAYMOND C. ANDERSON          Accounting Officer)

    /s/ Jonathan J. Ledecky        Director                      March 24, 1998
-------------------------------
      JONATHAN J. LEDECKY

     /s/ Vincent W. Eades          Director                      March 24, 1998
-------------------------------
       VINCENT W. EADES

     /s/ Edward J. Mathias         Director                      March 24, 1998
-------------------------------
       EDWARD J. MATHIAS

    /s/ Raymond R. Ashmore         Director                      March 24, 1998
-------------------------------
      RAYMOND R. ASHMORE

           SIGNATURE                        CAPACITY                  DATE

     /s/ Jeffrey Brothers          Director                       March 24, 1998
-------------------------------
       JEFFREY BROTHERS

     /s/ John T. Dickinson         Director                       March 24, 1998
-------------------------------
       JOHN T. DICKINSON

    /s/ John Q. Graham, Jr.        Director                       March 24, 1998
-------------------------------
      JOHN Q. GRAHAM, JR.

       /s/ Dwight Haight           Director                       March 24, 1998
-------------------------------
         DWIGHT HAIGHT

       /s/ Roy O. Houff            Director                       March 24, 1998
-------------------------------
         ROY O. HOUFF

      /s/ Gustavo Moreno           Director                       March 24, 1998
-------------------------------
        GUSTAVO MORENO

    /s/ William W. Rudolph         Director                       March 24, 1998
-------------------------------
      WILLIAM W. RUDOLPH

       /s/ John Vaughan            Director                       March 24, 1998
-------------------------------
         JOHN VAUGHAN

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
   2.01  Amended and Restated Agreement and Plan of Contribution by and among
         U.S.A. Floral Products, Inc., RHI Acquisition Corp., The Roy Houff
         Company and Roy O. Houff, dated as of August 5, 1997. (Exhibit
         10.01)(1)
   2.02  Amended and Restated Agreement and Plan of Contribution by and among
         U.S.A. Floral Products, Inc., Floral Acquisition Corp., CFX, Inc., and
         Dwight Haight, James A. Hill and Michael Grover, dated as of August 5,
         1997. (Exhibit 10.02)(1)
   2.03  Amended and Restated Agreement and Plan of Contribution by and among
         U.S.A. Floral Products, Inc., BSF Acquisition Corp. and Bay State
         Florist Supply, dated as of August 6, 1997. (Exhibit 10.03)(1)
   2.04  Amended and Restated Agreement and Plan of Contribution by and among
         U.S.A. Floral Products, Inc., USA Floral Acquisition Co., Monterey Bay
         Bouquet, Inc. and Bay Area Bouquets, Inc., and Jeffrey Brothers,
         Philip Buran and Douglas Anderson, dated as of August 5, 1997.
         (Exhibit 10.04)(1)
   2.05  Amended and Restated Agreement and Plan of Contribution by and among
         U.S.A. Floral Products, Inc., AGFS Acquisition Corp., Alpine Gem
         Flower Shippers, Inc., John Q. Graham, Jr. and Diane Lizotte-Graham,
         dated as of August 5, 1997. (Exhibit 10.05)(1)
   2.06  Agreement and Plan of Contribution by and among U.S.A. Floral
         Products, Inc., United Wholesale Florists, Inc., United Wholesale
         Florists of America, Inc., UWF Acquisition Corp., UWFA Acquisition
         Corp. and G. Warren Stephenson and Raymond R. Ashmore, dated as of
         August 4, 1997. (Exhibit 10.06)(1)
   2.07  Amended and Restated Agreement and Plan of Contribution by and among
         U.S.A. Floral Products, Inc., American Florist Supply, Inc., AFS
         Acquisition Corp. and John T. Dickinson, dated as of August 5, 1997.
         (Exhibit 10.07)(1)
   2.08  Agreement and Plan of Contribution by and among U.S.A. Floral
         Products, FT Acquisition Corporation, Flower Trading Corporation,
         Flowtrad Corporation N.V. and the stockholders of Flowtrad Corporation
         N.V., dated as of August 4, 1997. (Exhibit 10.08)(1)
   2.09  Purchase Agreement by and among U.S.A. Floral Products, Inc., CFL
         Acquisition Corp., ABCL Acquisition Corp., Continental Farms Limited,
         Atlantic Bouquet Company Limited, Continental Farms Management, Inc.
         and the Limited Partners named therein made effective as of January
         20, 1998. (Exhibit 2.1)(3)
   2.10  Agreement and Plan of Reorganization by and among U.S.A. Floral
         Products, Inc., XLG Acquisition Corp., XL Group, Inc. and Peter F.
         Ullrich dated as of January 20, 1998. (Exhibit 2.2)(3)
   2.11  Agreement and Plan of Reorganization by and among U.S.A. Floral
         Products, Inc., EFI Acquisition Corp., EFM Acquisition Corp.,
         Everflora, Inc., Everflora Miami, Inc. and the Stockholder named therein dated January 16, 1998. (Exhibit 2.11)(4)
   2.12  Agreement and Plan of Reorganization by and among U.S.A. Floral
         Products, Inc., LF Acquisition Corp., H&H Flowers, Inc. and the
         Stockholders named therein made effective as of January 16, 1998.
         (Exhibit 2.12)(4)
   2.13  Agreement and Plan or Reorganization by and among U.S.A. Floral
         Products, Inc., UF Acquisition Corp., UltraFlora Corporation and the
         Stockholders named therein made effective as of January 16, 1998.
         (Exhibit 2.13)(4)
   2.14  Agreement and Plan or Reorganization by and among U.S.A. Floral
         Products, Inc., KDI Acquisition Corp., Koehler & Dramm, Inc. and the
         Stockholders named therein made effective as of January 16, 1998.
         (Exhibit 2.14)(4)

 EXHIBIT
  NUMBER                               DESCRIPTION
 --------                              -----------
  3.01    Certificate of Incorporation of U.S.A. Floral Products, Inc., as
          amended. (Exhibit 3.01)(1)
  3.02    Amended and Restated Bylaws of U.S.A. Floral Products, Inc. (Exhibit
          3.02)(1)
  4.01    Credit Agreement among U.S.A. Floral Products, Inc., various Lending
          Institutions and Bankers Trust Company, as Agent, dated as of October
          16, 1997 (Exhibit 10.23)(2)
  4.01(a) Consent to Credit Agreement among U.S.A. Floral Products, Inc., various Lending Institutions and Bankers Trust Company, as Agent,
          dated as of January 26, 1998. (Exhibit 4.01(a))(4)
 10.01    U.S.A. Floral Products, Inc. 1997 Long-Term Incentive Plan. (Exhibit
          10.10)(1)*
 10.02    U.S.A. Floral Products, Inc. 1997 Non-Employee Directors' Stock Plan.
          (Exhibit 10.11)(1)*
 10.03    U.S.A. Floral Products, Inc. 1997 Employee Stock Purchase Plan.
          (Exhibit 10.12)(1)
 10.04(a) Employment Agreement between U.S.A. Floral Products, Inc. and Robert
          Poirier, dated as of April 22, 1997. (Exhibit 10.09(a))(1)*
 10.04(b) Amendment No. 1 to Employment Agreement between U.S.A. Floral
          Products, Inc. and Robert Poirier, dated August 6, 1997. (Exhibit
          10.09(b))(1)*
 10.05    Employment Agreement between U.S.A. Floral Products, Inc. and Raymond
          C. Anderson, dated October 9, 1997. (Exhibit 10.13)(2)*
 10.06    Employment Agreement between The Roy Houff Company and Roy O. Houff, dated October 16, 1997. (Exhibit 10.14)(2)*
 10.07    Employment Agreement between CFX, Inc. and Dwight Haight, dated
          October 16, 1997. (Exhibit 10.15)(2)*
 10.08    Employment Agreement between Bay State Florist Supply, Inc. and
          William W. Rudolph, dated October 16, 1997. (Exhibit 10.16)(2)*
 10.09    Employment Agreement between Monterey Bay Bouquet, Inc. and Jeffrey
          Brothers, dated October 16, 1997. (Exhibit 10.17)(2)*
 10.10    Employment Agreement between Alpine Gem Flower Shippers, Inc. and
          John Q. Graham, Jr., dated October 16, 1997. (Exhibit 10.18)(2)*
 10.11    Employment Agreement between United Wholesale Florists, Inc. and
          Raymond R. Ashmore, dated October 16, 1997. (Exhibit 10.19)(2)*
 10.12    Employment Agreement between American Florist Supply, Inc. and John
          T. Dickinson, dated October 16, 1997. (Exhibit 10.20)(2)*
 10.13    Employment Agreement between Flower Trading Corporation and Gustavo
          Moreno, dated October 16, 1997. (Exhibit 10.21)(2)*
 10.14    Registration Rights Agreement, dated as of July 25, 1997, among
          U.S.A. Floral Products, Inc. and certain stockholders named therein.
          (Exhibit 10.22)(1)
 21.01    Subsidiaries of the Registrant.(5)
 23.01    Consent of Price Waterhouse LLP.(5)
 23.02    Consent of Madsen, Sapp, Mena Rodriguez & Co.(5)
 27.01    Financial Data Schedule.(5)

--------
*  Management contract or compensatory plan or arrangement

(1) Incorporated by reference. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-33131) filed with the Commission on September 18, 1997.

(2) Incorporated by reference. Previously filed as an exhibit to Company's Registration Statement on Form S-1 (Registration No. 333-39969) filed with the Commission on November 12, 1997.

(3) Incorporated by reference. Previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on February 9, 1998.

(4) Incorporated by reference. Previously filed as an exhibit to the Company's Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 (Registration Statement No. 333-39969) filed with the Commission on March 5, 1998.

(5)  Filed herewith.