Form 10-Q
period 1998-03-31
U S A FLORAL PRODUCTS INC
filed 1998-05-15
CIK 1043438

                    SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                -------------

                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended    March 31, 1998
                                   ------------------------

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1943

     For the transition period from _____________ to ________________

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

 Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X         No
                                        ------        ------


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

 The number of shares outstanding of the registrant's Common Stock, par value $.001 per share (which is the only outstanding class of the registrant's common stock) was 14,350,028 shares at May 6, 1998.

                         U.S.A. FLORAL PRODUCTS, INC.
                         ----------------------------

                                     INDEX
                                     -----


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Balance Sheet at March 31, 1998

         Statement of Operations for the Three Months Ended
         March 31, 1998

         Statement of Stockholders'Equity

         Statement of Cash Flows for the Three Months Ended March 31, 1998.

         Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Signatures

                         U.S.A. FLORAL PRODUCTS, INC.

                          CONSOLIDATED BALANCE SHEET
                                (in thousands)

                                                                             March 31,1998          December 31, 1997
                                                                             -------------          -----------------
                                                                              (Unaudited)
ASSETS
Current assets:
  Cash and equivalents                                                       $     13,392           $         15,582
  Accounts receivable, net of reserve
    of $1,498 and $599 respectively                                                41,985                     18,505
  Inventory                                                                         9,867                      4,937
  Due from related parties                                                              -                      1,153
  Prepaid income taxes                                                                  -                         52
  Prepaid expenses                                                                  2,346                        959
                                                                             -------------          -----------------
     Total current assets                                                          67,590                     41,188
Property and equipment, net                                                        15,497                      8,726
Due from related parties                                                                -                        994
Deferred income taxes                                                                 698                        394
Goodwill, net                                                                     141,842                     52,569
Restricted cash                                                                     3,526                          -
Deferred financing expense                                                          1,676                      1,696
Other assets                                                                        1,728                      1,681
                                                                             ------------           ----------------
      Total assets                                                           $    232,557           $        107,248
                                                                             ============           ================

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                                            $     47,915           $            290
  Accounts payable and accrued
    expenses                                                                       28,196                     12,734
  Due to stockholders                                                              11,927                      6,060
  Income taxes payable                                                              3,170                      1,008
  Due to related parties                                                                -                         36
                                                                             -------------          -----------------
    Total current liabilities                                                      91,208                     20,128
Long-term debt                                                                        383                        309
Deferred income taxes                                                                   6                         97
Other                                                                                 991                        549
                                                                             -------------          -----------------
    Total liabilities                                                              92,588                     21,083

Commitments and contingencies

Stockholders' equity
  Common stock, $0.001 par value; 100,000 shares authorized;
      12,606 and 9,594 shares issued and outstanding                                   13                          9
  Additional paid-in-capital                                                      135,588                     85,740
  Retained earnings                                                                 4,368                        416
                                                                             -------------          -----------------
    Total stockholders' equity                                                    139,969                     86,165
                                                                             -------------          -----------------
    Total liabilities and
    stockholders' equity                                                     $    232,557           $        107,248
                                                                             =============          =================


     The accompanying notes are an integral part of these financial statements.

                          U.S.A. FLORAL PRODUCTS, INC.

                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)




                                                       Three Months Ended
                                                         March 31, 1998
                                                         --------------


Net revenues                                                $ 100,520
Cost of sales                                                  74,056
                                                            ----------
  Gross profit                                                 26,464

Selling, general and administrative                            18,540
Goodwill amortization                                             746
                                                            ----------
  Income from operations                                        7,178

Other income (expense):
  Interest income                                                 270
  Interest expense                                               (681)
  Other                                                           315
                                                            ----------
Income before for income taxes                                  7,082
Provision for income taxes                                      3,130
                                                            ----------
Net income                                                  $   3,952
                                                            ==========


Net income per share
   Basic                                                    $    0.32

   Diluted                                                  $    0.31

Weighted average shares outstanding:
    Basic                                                      12,360

    Diluted                                                    12,927



 The accompanying notes are an integral part of these financial statements.

                          U.S.A. FLORAL PRODUCTS, INC.

            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                            Common Stock
                                         ----------------------- Additional                Total
                                                                  Paid-in   Retained    Stockholders'
                                             Shares    Amount     Capital   Earnings       Equity
                                             ------    ------     -------   --------      --------
Balance at December 31, 1997                    9,594  $    9   $  85,740   $   416    $     86,165

Issuance of 3,012 share of Common
  Stock for business acquisitions               3,012       4      49,848                    49,852

Net Income                                                                    3,952           3,952
                                         -----------------------------------------------------------

Balance at March 31, 1998                      12,606  $   13   $ 135,588   $ 4,368    $    139,969
                                         ===========================================================


The accompanying notes are an intregral part of these financial statements.

                         U.S.A. FLORAL PRODUCTS, INC.
                UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                   For the three months ended March 31, 1998

                                (in thousands)


Cash flows from operating activities:
   Net income                                                                           $     3,952
   Adjustments to reconcile net income to cash used in
      operating activities:
      Depreciation and amortization                                                             568
      Amortization of goodwill                                                                  746
      Amortization of deferred financing costs                                                   90
      Loss on disposal of property and equipment                                                (16)
      Deferred income taxes                                                                    (163)
      Change in operating assets and liabilities:
         Accounts receivable                                                                 (7,121)
         Inventory                                                                           (1,272)
         Due from other related parties                                                       3,323
         Prepaid expenses and other current assets                                             (477)
         Other assets                                                                           484
         Income taxes payable                                                                 1,757
         Other liabilities                                                                      253
         Accounts payable and accrued expenses                                                1,111
                                                                                       -------------

           Net cash provided by operating activities:                                         3,235
                                                                                       -------------

   Cash flows from investing activities:
      Purchases of property and equipment                                                      (585)
      Payment for purchase of January 1998 Class, net of cash acquired                      (47,332)
      Deferred acquisition costs                                                                199
      Increase in restricted cash                                                            (3,526)
                                                                                       -------------

           Net cash used in investing activities                                            (51,244)
                                                                                       -------------

   Cash flows from financing activities
      Increase in deferred financing costs                                                      (70)
      Repayments on long-term debt                                                           (1,611)
      Proceeds from credit facility, net                                                     47,500
                                                                                       -------------

           Net cash provided by financing activities                                         45,819
                                                                                       -------------

   Net decrease in cash and cash equivalents                                                 (2,190)
   Cash and cash equivalents  - beginning of the period                                      15,582
                                                                                       -------------

   Cash and cash equivalents - end of the period                                        $    13,392
                                                                                       =============

   See Note 7 for supplemental cash flow information.

    The accompanying notes are integral part of these financial statements

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  Financial Statements

                         U.S.A. FLORAL PRODUCTS, INC.

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                (in thousands)



NOTE 1--GENERAL


  U.S.A. Floral Products, Inc., a Delaware corporation, ("USA Floral" or the "Company") was founded in April 1997 to create a nationwide distributor of floral products. USA Floral acquired eight U.S. businesses in the floral industry (the "Founding Companies") subsequent to the initial public offering ("IPO") of its Common Stock in October 1997 and acquired six U.S. businesses in the floral industry (the "January 1998 Class") in January 1998 (together, the "Acquisitions"). These financial statements include the results of operations of USA Floral, the Founding Companies and the January 1998 Class subsequent to their acquisition. The Company intends to continue to acquire, through merger or purchase, similar companies to expand its national operations. See Note 8 for companies purchased subsequent to March 31, 1998.

The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. All such adjustments are of a normal recurring nature.

  The unaudited interim financial information contained in the consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's 1997 Annual Report on Form 10-K.



NOTE 2--ACQUISITIONS

  As discussed in Note 3 to the consolidated financial statements included in the Company's 1997 Annual Report on Form 10-K, USA Floral acquired all the outstanding stock of the Founding Companies effective October 16, 1997.

  Additionally, in January 1998, USA Floral consummated the acquisition of the following six companies (referred to collectively as the "January 1998 Class"):

     Continental Farms Limited ("Continental Farms") and Atlantic Bouquet Company Limited ("Atlantic Bouquet"), each a Florida limited partnership headquartered in Miami, Florida. Prior to their acquisition, Continental Farms and Atlantic Bouquet were under common ownership. Continental Farms is an importer and broker of floral products from South America and Central America and Atlantic Bouquet is a bouquet manufacturer. Both companies distribute their products throughout the United States and Canada.

     XL Group, Inc. ("XL Group") imports fresh cut floral products from farms located primarily in Costa Rica, Ecuador and Columbia and distributes these products to wholesale florists and supermarkets throughout the United States. XL Group is located in Miami, Florida.

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

     H&H Flowers, Inc. d/b/a/ La Fleurette ("La Fleurette"), which does business under the name of "La Fleurette" assembles and sells floral bouquets and other arrangements to the supermarket industry primarily throughout the eastern United States. H&H Flowers is headquartered in Miami, Florida. A member of the board of directors of USA Floral was a stockholder in H&H Flowers.

     Ultraflora Corporation ("Ultraflora") imports and sells floral bouquets and other arrangements to mass markets throughout the United States and Canada. Ultraflora is headquartered in Miami, Florida. A member of the Board of Directors of USA Floral was a stockholder in Ultraflora.

  The following table sets forth the consideration paid (the "Purchase Consideration") (a) in cash and (b) in shares of Common Stock to the common stockholders of each of the January 1998 Class, the estimated fair value of the net assets acquired and resulting goodwill. For purposes of computing the purchase price for accounting purposes, the value of shares is based upon an average share price calculated using the purchase contract formula, which incorporates the share price at the date of the letter of intent, the date of the definitive agreement and the average daily share price between the two aforementioned events. The total purchase consideration also reflects the contingent consideration related to earn-out arrangements included in the definitive agreement for Ultraflora, which provides for the Company to pay additional consideration, based on 1997 earnings before interest and taxes, of approximately $5,892 in shares of Common Stock, calculated by reference to the average closing price of the Common Stock for each trading day during the thirty calendar day period ending December 31, 1997. The estimated resultant 359,487 shares will be issued when all amounts have been finalized.

  The contingent consideration related to earn-out arrangements included in the definitive agreement for XL Group has not been included in the purchase consideration. This arrangement provides for the Company to pay additional consideration, based on 1998 earnings before interest and taxes, of up to $4,000 in shares of Common Stock, calculated by reference to the average closing price of the Common Stock for each trading day during the thirty calendar day period ending December 31, 1998. The contingent consideration related to earn-out arrangements included in the definitive agreement for La Fleurette also has not been included in the purchase consideration. This arrangement provides for the Company to pay additional consideration, without limit, based on earnings before interest and taxes for the twelve month period ending June 30, 1998, in shares of Common Stock, calculated by reference to the average closing price of the Common Stock for each trading day during the thirty calendar day period ending June 30, 1998.

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



                                                            SHARES OF                                   NET
                                                           -----------                              -----------
                                                             COMMON     VALUE OF        TOTAL         ASSETS
                                                           -----------  ---------  ---------------  -----------
                                                  CASH        STOCK      SHARES     CONSIDERATION    ACQUIRED      GOODWILL
                                                ---------  -----------  ---------  ---------------  -----------   -----------
CONTINENTAL FARMS AND ATLANTIC
BOUQUET.......................................    $27,500    1,642,672    $27,500          $55,000      $5,359       $49,641
XL GROUP......................................     11,250      660,938     11,000           22,250       5,525        16,725
KOEHLER & DRAMM...............................      5,000      298,596      5,000           10,000       3,544         6,456
EVERFLORA AND EVERFLORA, MIAMI................      4,000      246,654      4,000            8,000       2,889         5,111
LA FLUERETTE..................................      1,600           --         --            1,600        (710)        2,310
ULTRAFLORA....................................      2,750      522,768      8,642           11,392       1,559         9,833
                                                  -------    ---------    -------         --------     -------       -------
TOTAL.........................................    $52,100    3,371,628    $56,142         $108,242     $18,166       $90,076
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



                                                    THREE MONTHS ENDED
                          YEAR ENDED                ------------------
                       December 31, 1997    MARCH 31, 1998      MARCH 31, 1997
                       -----------------  ------------------  ------------------
Net sales............           $360,241            $109,020            $108,527
Operating income.....             18,432               6,794               7,965
Net income...........              8,805               3,556               4,240
Net income per share
  Basic                         $   0.66            $   0.27            $   0.32
  Diluted                       $   0.66            $   0.26            $   0.32




NOTE 3 --  CREDIT FACILITY

  On October 16, 1997 the Company entered into a Credit Agreement ("Agreement") with various lending institutions and Bankers Trust Company, as agent, (the "Bank") for a $100,000 credit facility (the "Credit Facility"). The Agreement provides for a revolving credit facility with a $85,000 sub-limit for permitted acquisitions and a $15,000 sub-limit for working capital loans and letters of credit. The proceeds of the Credit Facility will be used to finance acquisitions and fund related working capital requirements. Amounts outstanding under the

Agreement bear interest, at the Company's option, at either the Bank's base rate plus an applicable margin of up to 0.625% or a Eurodollar rate plus an applicable margin of up to 1.875%. The Company paid on closing a financing fee of $1,769, which has been deferred and will be amortized over the life of the credit agreement. In addition, a commitment fee of 0.25% is charged on the unused portion of the revolving credit facility on a quarterly basis. At March 31, 1998, borrowings of $47,500 at interest rates varying from 6.5% to 7.25% were outstanding under the Credit Agreement, which expires October 16, 2002. At March 31, 1998, a letter of credit of $4,300 was outstanding.

  The Credit Facility is collateralized by receivables, inventories, equipment and certain real property. Under the terms of the Agreement, the Company is required to maintain certain financial ratios and other financial conditions. The Agreement prohibits the Company from incurring additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends. At March 31, 1998 the Company was in compliance with all loan covenants.

  In connection with the acquisitions consummated in April 1998 (see Note 8-- Subsequent Events), the Company borrowed an additional $25,000 under the revolving credit facility. The interest rate on the additional borrowing was 7.3125%.



NOTE 4   INVENTORY

  Inventory consists of the following finished goods:


                       March 31,
                       ----------
                          1998
                       ----------
        Perishables        $1,662
        Hardgoods....       8,205
                           ------
                           $9,867
                           ======


NOTE 5--EARNINGS PER SHARE

     The shares used in computing net income per share for the three months ended March 31, 1998 is calculated as follows:

                                                            Actual
                                                        --------------       Weighted
                                                            Shares        Average Shares
                                                        --------------  ------------------
Shares outstanding at 12/31/97                               9,594,050
Shares due to the owners of Founding Companies
   under earn-out arrangements                                 318,934
Shares issued to the owners of the
   January 1998 Class                                        3,012,141
Shares due to owners of the owners of UltraFlora
   under an earn-out arrangement                               359,487
                                                            ----------
Shares outstanding- Basic                                   13,284,612          12,359,761
Dilution attributable to options                                                   567,004
                                                                                ----------
Shares outstanding Diluted                                                      12,926,765
                                                                                ==========


     The above calculations do not include shares which may be issued under earn-out arrangements for XL Group and La Fleurette as discussed in Note 2.

NOTE 6--COMMITMENTS AND CONTINGENCIES

 The Company is involved in various legal proceedings that have arisen in the ordinary course of business. The Company does not believe that any of these proceedings will have a material adverse effect on the financial position or results of operations of the Company.


NOTE 7  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information:


                                                             Three months ended
                                                               March 31, 1998
                                                           ------------------------
   Cash paid during the period for interest                                $    152
                                                                           --------
   Cash paid during the period for income taxes                            $    772
                                                                           ========

Supplemental disclosure of non-cash transactions:
  Business acquisitions:
    Cash paid for business acquisitions                                    $ 52,100
    Less:  cash acquired                                                      4,768
                                                                           --------
    Cash paid for business acquisitions, net                                 47,332
    Issuance of common stock for business acquisitions                       56,142
                                                                           --------
                                                                            103,474
    Fair value of net assets acquired, net of cash                           13,398
                                                                           --------
                                                                           $ 90,076
                                                                           ========

NOTE 8 SUBSEQUENT EVENT

  In April 1998, USA Floral consummated the acquisition of the following eight companies (referred to collectively as the "April 1998 Class"):

 . David L. Jones Wholesale, Ltd., one of the largest wholesale floral and import companies in Canada with offices in Vancouver, Edmonton, Calgary and Winnipeg.

 . Edfrancar, Inc., d/b/a Florafresh International, is a Miami-based bouquet manufacturer, distributor and importer servicing major retail chains such as Albertson's, Winn-Dixie, Food Lion and K-Mart;

 .  AFB Marketing Inc. d/b/a Allan Stanley Greenhouses, headquartered in
   Carlsbad, California, is a bouquet manufacturer and distributor serving California Nevada, Arizona, New Mexico and Colorado;

 . Pacific Floral Wholesale, Inc. and Rose City Floral, Inc., are regional floral distributors serving the Portland, Oregon area;

 . Master Flowers Inc., d/b/a Sabana Farms, is a Miami-based regional importer of fresh cut floral products serving over 300 national wholesale accounts;

 . Maxima Farms, Inc. is an importer and broker of fresh cut flowers to over 450 customers in the United States, Europe and Canada with offices in Florida and California;

 . Selecta Farms, Inc. and Saint Ann Trading Corporation are a Miami-based importer of fresh cut flowers from international growers serving over 450 customers nationwide;

 . Elite Farms, Talent, Inc. and Anvacu, Inc., are importers of fresh cut flowers located in Miami serving over 200 customers on a nationwide basis.

   Aggregate consideration paid for the acquisition of the April 1998 Class was approximately $44 million (excluding potential additional consideration under earn-out arrangements of $19 million), comprising cash of $20 million and approximately 1,065,500 shares of Common Stock with a value of $24 million. Revenues for the eight companies for their latest respective fiscal year end aggregated approximately $102 million. Goodwill arising from these acquisitions, which will be accounted for as purchases, is expected to approximate $35 million, excluding earn-out arrangements. Also, options to purchase 99,600 shares were granted to management and employees of the companies acquired in the April 1998 Class at market prices prevailing at the date of grant ($22.188 to $22.50).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Three Months Ended March 31, 1998

  Net Sales. Net sales for the three months ended March 31, 1998 were $100.5 million.

  Cost of Sales. Cost of sales for the three months ended March 31, 1998 were $74.1 million. Cost of sales as a percentage of sales were 73.7%, resulting in a gross profit margin of 26.3%.

  Selling, General and Administrative. Selling general and administrative expenses were $18.5 million in the three months ended March 31, 1998. Selling, general and administrative expenses for the period were 18.4% as a percentage of sales.


Pro Forma Combined Results of Operations
----------------------------------------

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

The following unaudited pro forma information presents the combined results of operations of the Company, the January 1998 Class and the Founding Companies, as if the acquisitions and the IPO occurred on January 1, 1997. The information does not include financial results of the April 1998 Class. The pro forma amounts give effect to certain adjustments, including amortization of intangible assets, reduction in salary, bonuses and benefits in connection with the transactions, anticipated compensation of the Company's management and associated costs of being a public company, and income taxes.


                                                       THREE MONTHS ENDED
                               YEAR ENDED              ------------------
                            December 31,1997     MARCH 31, 1998     MARCH 31, 1997
                           -------------------  -----------------  -----------------
Net sales                             $360,241           $109,020           $108,527
Cost of Sales                          260,560             80,353             80,054
Selling, General and
 Administrative Expenses                77,676             20,980             19,615
Goodwill amortization                    3,573                893                893
                                      --------           --------           --------
Operating income                      $ 18,432           $  6,794           $  7,965
                                      ========           ========           ========

      The pro forma information does not purport to represent what the Company's results of operations actually would have been if such transactions had occurred on January 1, 1997 and is not necessarily representative of the Company's results of operations for any future period. Because the January 1998 Class and the Founding Companies were not under common control or management, historical combined results may not be comparable to, or indicative of, future, performance.

     Net Sales. Net sales increased to $109.0 million in the three months ended March 31, 1998 from $108.5 million for the three months ended March 31, 1997, an increase of $0.5 million or 0.5%. The increase in sales was attributable to an increased volume of flowers sold during the Valentine's Day holiday primarily at the companies involved in bouquet manufacturing and distribution. The increased sales were partially offset by a loss in sales associated with the shift of the Easter holiday from the first quarter 1997 to the second quarter 1998.

     Cost of Sales. Cost of sales increased to $80.3 million in the three months ended March 31, 1998 from $80.0 million in the three months ended March 31, 1997, an increase of $0.3 million or 0.4%, primarily as a result of increased sales. As a percentage of sales, cost of sales was 73.7% for the three months ended March 31, 1998 and 73.8% for the three months ended March 31, 1997.

     Selling General and Administrative. Selling general and administrative expenses increased to $21.0 million in the three months ended March 31, 1998 from $19.6 million for the three months ended March 31, 1997, an increase of $1.4 million or 7.0%. The increase is a result of increased selling, commissions and other costs associated with the increased sales at the companies involved in bouquet manufacturing and distribution, as well as increased expenses incurred at the Company.

     Operating Income. As a result of the factors discussed above, operating income decreased to $6.8 million in the three months ended March 31, 1998 from $8.0 million in the three months ended March 31, 1997, a decrease of $1.2 million, or 14.7%. As a percentage of net sales, operating income decreased to 6.2% in the three months ended March 31, 1998 from 7.3% in the three months ended March 31, 1997.


Liquidity and Capital Resources
-------------------------------

The Operating Companies' principal sources of liquidity have historically been cash flows from operating activities and, to a lesser extent, borrowings. To date, approximately $116.2 million has been used to fund the cash portion of the consideration paid in connection with the Acquisitions, including the April 1998 Class.

     The capital expenditures of the Company for the three months ended March 31, 1998 were approximately $0.6 million. These capital expenditures were primarily for machinery, office equipment and computers, building additions and facility upgrades. The Company currently does not have any commitments to make significant capital expenditures in the next twelve months. Excluding capital requirements for future acquisitions, if any, which the Company cannot currently predict, the Company believes that funds generated from operations, together with borrowings under the Credit Facility, will be sufficient to finance its current operations and planned capital expenditure requirement at least through 1998. To the extent that the Company is successful in consummating future acquisitions, if any, it may be necessary to finance such acquisitions through the issuance of additional equity securities, incurrence of indebtedness, or a combination of both.

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings

             The Company is not a party to any material legal proceedings.

Item 2.  Changes in Securities

   On October 9, 1997, the Commission declared effective the Company's initial public offering registration statement of Form S-1 (File No. 333-33131). On October 16, 1997, the Company sold to the underwriters 5,750,000 shares of Common Stock for aggregate consideration of $74,750,000, less underwriting discounts and commissions of $5,232,000 and other expenses of $2,941,000, for net proceeds to the Company of $66,750,000. The other expenses of $2,941,000 were paid to third parties not affiliated with the Company. From the amount of net proceeds, and amounts drawn under the Company's credit facility, approximately $88,500,000 in cash was paid by the Company to third parties (previously unrelated to the Company) through March 31, 1998 in connection with the acquisitions of the Founding Companies and the January 1998 Class, and S Corporation distributions related to certain of these acquisitions. After the acquisitions of the Founding Companies, a principal of each of the Founding Companies was elected to the Company's Board of Directors and after the acquisition of Continental Farms and Atlantic Bouquet, a former principal of Continental Farms and Atlantic Bouquet was elected to the Company's Board of Directors.

Item 3.  Defaults under Senior Securities

           None

Item 4.  Submission of Matters to a Vote of Security Holders

           None

Item 5.  Other Information

           None

Item 6.  Exhibits and Reports on Form 8-K

   During the period covered by this report, the Company filed the following reports on Form 8-K:

   i. Form 8-K dated January 28, 1998 and filed with the Commission on February 9, 1998, reporting information under Items 2,5 and 7.

   Financial Statement filed:

   a. Financial statements of Continental Farms Limited and Atlantic Bouquet Company Limited as of December 31, 1996 and 1997 and for each of the three years in the period ended December 31, 1997

   b. Financial statements of XL Group, Inc. as of December 31, 1997 and for the year then ended.

   c. Financial statement of Koehler & Dramm, Inc. as of July 31, 1997 and for the year then ended.

                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  U.S.A. FLORAL PRODUCTS, INC.

Date:  May 14, 1998                By: /s/ Raymond C. Anderson
                                      ------------------------------------
                                      Raymond C. Anderson, Vice President and
                                      Chief Financial Officer