Form 10-Q
period 1998-06-30
U S A FLORAL PRODUCTS INC
filed 1998-08-14
CIK 1043438

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                 -------------

                                   FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934


       For the quarterly period ended    June 30, 1998
                                      ------------------------

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

1025 Thomas Jefferson Street, N.W.,  Suite 300 East    Washington, DC   20007
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

  Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X      No
                                        -----        -----


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  The number of shares outstanding of the registrant's Common Stock, par value $.001 per share (which is the only outstanding class of the registrant's common stock) was 14,821,408 shares at August 14, 1998.

                          U.S.A. FLORAL PRODUCTS, INC.
                          ----------------------------

                                     INDEX
                                     -----


PART I - FINANCIAL INFORMATION                                              PAGE

Item 1.  Financial Statements:

         Balance Sheets at June 30, 1998 and December 31, 1997.

         Statements of Operations for the Six Months Ended June 30, 1998 and 1997 and for the Three Months Ended June 30, 1998 and 1997.

         Statement of Stockholders' Equity

         Statements of Cash Flows for the Six Months Ended June 30, 1998 and
         1997.

         Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults under Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


Signatures

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1. Financial Statements

                         U.S.A. FLORAL PRODUCTS, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except par value)

                                                                                 June 30, 1998        December 31, 1997
                                                                                 -------------        -----------------
                                                                                  (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                       $  21,382              $  15,582
  Accounts receivable, net of reserve
    of $2,284 and $599, respectively                                                 47,840                 18,505
  Inventory                                                                          12,066                  4,937
  Due from related parties                                                                -                  1,153
  Prepaid income taxes                                                                    -                     52
  Prepaid expenses                                                                    4,443                    959
                                                                            ----------------         --------------
     Total current assets                                                            85,731                 41,188
Property and equipment, net                                                          18,478                  8,726
Due from related parties                                                                  -                    994
Deferred income taxes                                                                   698                    394
Goodwill, net                                                                       181,741                 52,569
Restricted cash                                                                       3,584                      -
Deferred financing costs                                                              1,696                  1,696
Other assets                                                                          3,994                  1,681
                                                                            ----------------         --------------
      Total assets                                                                $ 295,922              $ 107,248
                                                                            ================         ==============

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                                                 $  73,284              $     290
  Accounts payable                                                                   26,633                  9,824
  Accrued expenses                                                                   10,372                  2,910
  Due to stockholders                                                                 7,371                  6,060
  Income taxes payable                                                                3,157                  1,008
  Due to related parties                                                                  -                     36
                                                                            ----------------         --------------
    Total current liabilities                                                       120,817                 20,128
Long-term debt                                                                          403                    309
Deferred income taxes                                                                    23                     97
Other                                                                                 1,368                    549
                                                                            ----------------         --------------
    Total liabilities                                                               122,611                 21,083
                                                                            ----------------         --------------

Commitments and contingencies

Stockholders' equity
  Common stock, $0.001 par value; 100,000 shares authorized;
      13,990 and 9,594 shares issued and outstanding, respectively                       14                      9
  Additional paid-in capital                                                        164,173                 85,740
  Accumulated other comprehensive income                                               (207)
  Retained earnings                                                                   9,331                    416
                                                                            ----------------         --------------
    Total stockholders' equity                                                      173,311                 86,165
                                                                            ----------------         --------------
    Total liabilities and
      stockholders' equity                                                        $ 295,922              $ 107,248
                                                                            ================         ==============

            The accompanying notes are an integral part of these
                      consolidated financial statements.

                         U.S.A. FLORAL PRODUCTS, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)



                                              Six Months Ended      Six Months Ended     Three Months Ended     Three Months Ended
                                               June 30, 1998        June 30, 1997(1)        June 30, 1998       June 30, 1997 (1)
                                               -------------        ----------------        -------------       -----------------
Net revenues                                       $ 234,294            $        -            $   133,775            $        -
Cost of sales                                        170,721                     -                 96,666                     -
                                               -------------        ----------------        -------------       -----------------
  Gross margin                                        63,573                     -                 37,109                     -

Selling, general and administrative                   44,557                    30                 26,016                    30
Goodwill amortization                                  1,884                     -                  1,138                     -
                                               -------------        ----------------        -------------       -----------------

  Income from operations                              17,131                   (30)                 9,955                   (30)

Other income (expense):
  Interest expense                                    (2,094)                    -                 (1,413)                    -
  Interest income                                        743                     -                    472                     -
  Other                                                  378                     -                     62                     -
                                               -------------        ----------------        -------------       -----------------
Income before for income taxes                        16,158                   (30)                 9,076                   (30)
Provision for income taxes                             7,244                     -                  4,113                     -
                                               -------------        ----------------        -------------       -----------------
Net income                                         $   8,915            $      (30)           $     4,963            $      (30)
                                               =============        ================        ==============      =================
Net income per share
   Basic                                           $    0.67            $    (0.01)           $      0.35            $     (0.01)

   Diluted                                         $    0.64            $    (0.01)           $      0.34            $     (0.01)

Weighted average shares outstanding:
    Basic                                             13,356                 2,400                 14,352                  2,400

    Diluted                                           13,855                 2,400                 14,783                  2,400

(1) Represents Statement of Operations from the date of inception (April 22, 1997) through June 30, 1997 (See Note 1)

 The accompanying notes are an integral part of these consolidated financial statements.

                         U.S.A. FLORAL PRODUCTS, INC.

            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)



                                                                                          Accumulated
                                                   Common Stock           Additional         Other                        Total
                                            ----------------------------   Paid-in       Comprehensive      Retained   Stockholders'
                                               Shares        Amount        Capital           Income         Earnings      Equity
                                               ------        ------        -------           ------         --------      ------
Balance at December 31, 1997                    9,594           $ 9       $ 85,740         $    -          $   416     $   86,165

Issuance of 4,396 shares of common
  stock for business acquisitions               4,396             5         78,433                                         78,438

Net Income                                                                                                   8,915

Foreign currency translation adjustment                                                      (207)

Total comprehensive income                                                                                                  8,708
                                            ----------------------------------------------------------------------------------------

Balance at June 30, 1998                       13,990          $ 14       $164,173         $ (207)         $ 9,331     $  173,311
                                            ========================================================================================

 The accompanying notes are an intregral part of these consolidated financial statements.

                          U.S.A. FLORAL PRODUCTS, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                              Six Months Ended     Six Months Ended
                                                                                June 30, 1998       June 30, 1997 (1)
                                                                                -------------       -----------------
Cash flows from operating activities:
     Net income (loss)                                                             $  8,915         $    (30)
     Adjustments to reconcile net income to cash
         provided by operating activities:
         Depreciation and amortization                                                1,541
         Amortization of goodwill                                                     1,884
         Amortization of deferred financing costs                                       187
         Gain on disposal of property and equipment                                      72
         Deferred income taxes                                                          286
         Changes in operating assets and liabilities, exclusive of acquired companies:
            Accounts receivable                                                      (1,118)
            Inventory                                                                   (80)
            Due from related parties                                                  5,659
            Prepaid expenses and other current assets                                (1,497)
            Other assets                                                             (1,257)
            Income taxes payable                                                      1,676
            Other liabilities                                                           (73)
            Accounts payable                                                          2,337
            Accrued expenses                                                         (4,619)             400
                                                                                   ---------        ---------

               Net cash provided by operating activities:                            13,913              370
                                                                                   ---------        ---------

     Cash flows from investing activities:
         Purchases of property and equipment                                         (1,672)
         Payment for Founding Company earnout consideration                            (625)
         Payment for purchase of January 1998 Class, net of cash acquired           (47,332)
         Payment for purchase of April 1998 Class, net of cash acquired             (18,315)
         Increase in restricted cash                                                 (3,584)
                                                                                   ---------        ---------

               Net cash used in investing activities                                (71,528)              --
                                                                                   ---------        ---------

     Cash flows from financing activities
         Proceeds from credit facility, net                                          72,500
         Repayments of long-term debt                                                (8,222)
         Increase in deferred financing costs                                          (187)
         Stock issuance costs                                                          (676)            (455)
         Proceeds from issuance of common stock                                        --                402
                                                                                   ---------        ---------

               Net cash provided by (used in) financing activities                   63,415              (53)
                                                                                   ---------        ---------

     Net increase in cash and cash equivalents                                        5,800              317
     Cash and cash equivalents  - beginning of the period                            15,582               --
                                                                                   ---------        ---------

     Cash and cash equivalents - end of the period                                 $ 21,382         $    317
                                                                                   =========        =========

See Note 7 for supplemental cash flow information.

(1)  Represents Statement of Cash Flows from the date of inception (April 22,
     1997) through June 30, 1997 (See Note 1)





      The accompanying notes are an intergral part of these consolidated financial statements.

                          U.S.A. FLORAL PRODUCTS, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 (in thousands)



NOTE 1--GENERAL


     U.S.A. Floral Products, Inc., a Delaware corporation, ("USA Floral" or the "Company") was founded in April 1997 to create a worldwide distributor of floral products. USA Floral acquired eight U.S. businesses in the floral industry (the "Founding Companies") subsequent to the initial public offering ("IPO") of its Common Stock in October 1997, acquired six U.S. businesses in the floral industry (the "January 1998 Class") in January 1998 and acquired eight businesses in the floral industry (the "April 1998 Class") in April 1998 (together, the "Acquisitions"). These financial statements include the results of operations of USA Floral, the Founding Companies, the January 1998 Class and the April 1998 Class subsequent to their acquisition. The Company intends to continue to acquire, through merger or purchase, similar companies to expand its international operations. See Note 8 for companies purchased subsequent to June 30, 1998.

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

     Additionally, in January 1998, USA Floral consummated the acquisition of the following six companies of the January 1998 Class:

          Continental Farms Limited ("Continental Farms") and Atlantic Bouquet Company Limited ("Atlantic Bouquet"), each a Florida limited partnership are headquartered in Miami, Florida. Prior to their acquisition, Continental Farms and Atlantic Bouquet were under common ownership. Continental Farms is an importer and broker of floral products from South America and Central America and Atlantic Bouquet is a bouquet manufacturer. Both companies distribute their products throughout the United States and Canada.

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

     The following table sets forth the consideration paid (the "Purchase Consideration") (a) in cash and (b) in shares of Common Stock to the common stockholders of each of the January 1998 Class, the estimated fair value of the net assets acquired and resulting goodwill. For purposes of computing the purchase price for accounting purposes, the value of shares is based upon an average share price calculated using the purchase contract formula, which incorporates the share price at the date of the letter of intent, the date of the definitive agreement and the average daily share price between the two aforementioned events. The total Purchase Consideration also reflects the contingent consideration related to earn-out arrangements included in the definitive agreement for UltraFlora, which provides for the Company to pay additional consideration, based on 1997 earnings before interest and taxes, of approximately $5,892 in shares of Common Stock, calculated by reference to the average closing price of the Common Stock for each trading day during the thirty calendar day period ended December 31, 1997. The estimated resultant 359,487 shares will be issued when all amounts have been finalized.

     The contingent consideration related to earn-out arrangements included in the definitive agreement for XL Group has not been included in the Purchase Consideration. This arrangement provides for the Company to pay additional consideration, based on 1998 earnings before interest and taxes, of up to $4,000 in shares of Common Stock, calculated by reference to the average closing price of the Common Stock for each trading day during the thirty calendar day period ending December 31, 1998. The contingent consideration related to earn-out arrangements included in the definitive agreement for La Fleurette also has not been included in the Purchase Consideration. This arrangement provided for the Company to pay additional consideration, without limit, based on earnings before interest and taxes for the twelve-month period ended June 30, 1998, in shares of Common Stock. La Fluerette did not achieve sufficient earnings before interest and taxes to warrant additional earn-out consideration.

     The purchase price has been allocated to each company's assets and liabilities based on their respective carrying values, with the exception of acquired properties at one of the entities, as these carrying values are deemed to represent fair market value of these assets and liabilities. The fair market value of acquired properties has been determined via an independent valuation by a third party. The allocation of the purchase price is preliminary, but the Company does not anticipate that the final allocation of purchase price will differ significantly from that as described above.


                                                            Shares of                                 Net
                                                            ---------                                 ---
                                                             Common     Value of       Total         Assets
                                                             ------     --------       -----         ------
                                                    Cash      Stock      Shares     Consideration   Acquired     Goodwill
                                                    ----      -----      ------     -------------   --------     --------
Continental Farms and Atlantic
    Bouquet                                        $27,500  1,642,672    $27,500     $    55,000    $  5,359      $49,641
XL Group                                            11,250    660,938     11,000          22,250       5,525       16,725
Koehler & Dramm                                      5,000    298,596      5,000          10,000       3,544        6,456
Everflora and Everflora, Miami                       4,000    246,654      4,000           8,000       2,889        5,111
La Fluerette                                         1,600         --         --           1,600        (710)       2,310
UltraFlora                                           2,750    522,768      8,642          11,392       1,559        9,833
                                                   -------  ---------    -------      ----------     -------      -------
Total                                              $52,100  3,371,628    $56,142      $  108,242     $18,166      $90,076
                                                   =======  =========    =======      ==========     =======      =======

     In April 1998, USA Floral consummated the acquisition of the following eight companies of the April 1998 Class:

 .    David L. Jones Wholesale Ltd., ("D.L.Jones") a wholesale florist and importer in Canada with offices in Vancouver, Edmonton, Calgary and Winnipeg.

 .    Edfrancar, Inc., d/b/a Florafresh International, ("Florafresh") is a
     Miami-based bouquet manufacturer, distributor and importer servicing primarily retail supermarket chains;

 .    AFB Marketing Inc. d/b/a Allan Stanley Greenhouses, ("Allan Stanley")
     headquartered in Carlsbad, California, is a bouquet manufacturer and distributor serving California, Nevada, Arizona, New Mexico and Colorado;

 .    Pacific Floral Wholesale, Inc. and Rose City Floral Inc., ("Rose City") are
     regional floral distributors serving the Portland, Oregon area;

 .    Master Flowers Inc., d/b/a Sabana Farms, ("Sabana") is a Miami-based regional importer of fresh cut floral products serving over 300 national wholesale accounts;

 .    Maxima Farms, Inc. ("Maxima") is an importer and broker of fresh cut flowers to over 450 customers in the United States, Europe and Canada with offices in Florida and California;

 .    Selecta Farms, Inc., ("Selecta") is a Miami-based importers of fresh cut flowers from international growers serving over 450 customers nationwide;

 .    Elite Farms, Talent, Inc. and Anvacu, Inc., ("Elite") are importers of fresh cut flowers located in Miami serving over 200 customers on a nationwide basis.


     The following table sets forth the consideration paid (the "Purchase Consideration") (a) in cash and (b) in shares of Common Stock to the common stockholders of each of the April 1998 Class, the estimated fair value of the net assets acquired and resulting goodwill. For purposes of computing the purchase price for accounting purposes, the value of shares is based upon an average share price calculated using the purchase contract formula, which incorporates the share price at the date of the letter of intent, the date of the definitive agreement and the average daily share price between the two aforementioned events. The total Purchase Consideration also reflects the contingent consideration related to earn-out arrangements included in the definitive agreement for Sabana, which provides for the Company to pay additional consideration, based on earnings before interest and taxes for the twelve-month period ended May 31, 1998, of approximately $1,465 in shares of Common Stock, calculated by reference to the average closing price of the Common Stock for each trading day during the thirty calendar day period ended May 31, 1998. The estimated resultant 76,920 shares will be issued when all amounts have been finalized.

     The contingent consideration related to earn-out arrangements included in the definitive agreement for D. L. Jones has not been included in the Purchase Consideration. Additional consideration, based on earnings before interest and taxes for the twelve month period ending February 28, 1999, may not exceed $3,800 in shares of Common Stock, calculated by reference to the average closing price of the Common Stock for each trading day during the thirty calendar day period ending February 28, 1999. The contingent consideration related to earn-out arrangements included in the definitive agreement for Maxima has not been included in the Purchase Consideration. Additional consideration, based on earnings before interest and taxes for the twelve month period ending December 31, 1998, may not exceed $6,000 in shares of Common Stock, calculated by reference to the average closing price of the Common Stock for each trading day during the thirty calendar day period ending December 31, 1998. The contingent consideration related to earn-out arrangements included in the definitive agreement for Allan Stanley has not been included in the Purchase Consideration. Additional consideration, based on earnings before interest and taxes for the twelve month period ending June 30, 1999, may not exceed $3,000 in cash and $3,000 in shares of Common Stock, calculated by reference to the average closing price of the Common Stock for each trading day during the thirty calendar day period ending June 30, 1999. The contingent consideration related to earn-out arrangements included in the definitive agreement for Rose City has not been included in the Purchase Consideration. Additional consideration, based on earnings before interest and taxes for the twelve month period ending December 31, 1998, may not exceed $850 in shares of Common Stock, calculated by reference to the average closing price of the Common Stock for each trading day during the thirty calendar day period ending December 31, 1998.

     The purchase price has been allocated to each company's assets and liabilities based on their respective carrying values, as these carrying values are deemed to represent fair market value of these assets and liabilities. The allocation of the purchase price is preliminary, but the Company does not anticipate that the final allocation of purchase price will differ significantly from that as described above.


                                                          Shares of     Value of                     Net
                                                          ---------     --------                     ---
                                                           Common        Shares       Total         Assets
                                                           ------        ------       -----         ------
                                             Cash          Stock                  Consideration    Acquired     Goodwill
                                             ----          -----                  -------------    --------     --------
D.L. Jones                                    $2,183       179,020      $3,976            $6,159     $1,275       $4,884
Florafresh                                     3,945       172,928       3,945             7,890    (1,025)        8,915
Maxima                                         5,300       233,418       5,300            10,600      2,668        7,932
Selecta                                        2,500       112,007       2,500             5,000        238        4,762
Elite                                          3,700       184,907       3,700             7,400        796        6,604
Allan Stanley                                  1,925        84,638       1,925             3,850      (148)        3,998
Sabana                                           659       164,784       3,453             4,112        776        3,336
Rose City                                        133        10,634         240               373      (175)          548

                                        --------------------------------------------------------------------------------------

Total                                        $20,345     1,142,336     $25,039           $45,384     $4,405      $40,979
                                        ======================================================================================



     The following unaudited pro forma data presents the combined results of operations of the Company, the April 1998 Class, the January 1998 Class and the Founding Companies, as if the acquisitions and USA Floral's IPO had occurred at January 1, 1997. The pro forma amounts give effect to certain adjustments including amortization of intangibles, interest expense on incremental financing, reduction in salary, bonuses and benefits in connection with the transactions, anticipated compensation of USA Floral's management, associated costs of being a public company and income taxes. The pro forma summary does not purport to represent what USA Floral's results of operations would actually have been if such transactions in fact had occurred on January 1, 1997 and are not necessarily representative of USA Floral's results of operations for any future period. Since the April 1998 Class, the January 1998 Class and the Founding Companies were not under common control or management, historical combined results may not be comparable to, or indicative of, future performance.



                                      Year Ended                  Six Months Ended
                                   December 31,1997      June 30, 1998      June 30, 1997
                                   ----------------      -------------      -------------
Net sales......................            $461,103           $277,042           $261,743
Operating income...............              23,789             19,626             18,851
Net income.....................              10,511             10,311              9,434
Net income per share
  Basic                                       $0.73              $0.71              $0.65
  Diluted                                     $0.72              $0.69              $0.65



NOTE 3 --  CREDIT FACILITY


         Effective August 13, 1998, the Company received the commitment of Bankers Trust Company ("BTCo"), which is the agent bank under its revolving credit facility, to supplement the Company's existing revolving credit facility by increasing the aggregate amount that could be borrowed thereunder and by making available a new term loan facility in the aggregate amount of $50 million (to be denominated in Deutsche Marks). Under the supplemented revolving credit facility, the Company would be subject to an aggregate borrowing limit of $200 million, with a $170 million sub-limit for permitted acquisitions and a $30 million sub-limit for working capital loans and letters of credit. Borrowings under the revolving credit facility are to bear interest, at the Company's option, at BTCo's base rate plus an applicable margin of up to 1.O% or at a Eurodollar rate plus an applicable margin of up to 2.25%. Borrowings under the term loan facility will bear interest at the interbank rate for Deutsche Marks plus an applicable margin of up to 2.25%. Both the revolving credit facility and the term loan facility mature five years from the closing date.

     The entire $50 million proceeds of the new term loan facility and up to $45 million of the borrowings available under the supplemental revolving credit facility are to be used to finance the aggregate purchase price of approximately $90 million (including the assumption of indebtedness) and related transactional expenses for the purchase of the business of Florimex Worldwide GmbH and related entities (the "Florimex Transaction"; see Note 8 - Subsequent Events) pursuant to a Stock and Asset Purchase Agreement entered into as of August 12, 1998 among the Company, Florimex Worldwide GmbH and DIMON Incorporated. The purchase of the Florimex business is expected to be consummated on or after September 30, 1998.

     Prior to the supplement to the existing credit facility noted above, the Company's Credit Agreement ("Agreement") with various lending institutions and Bankers Trust Company, as agent, (the "Bank") was a $100 million credit facility (the "Credit Facility"). The Agreement provides for a revolving credit facility with a $85 million sub-limit for permitted acquisitions and a $15 million sub-limit for working capital loans and letters of credit. The proceeds of the Credit Facility are used to finance acquisitions and fund related working capital requirements. Amounts outstanding under the Agreement bear interest, at the Company's option, at either the Bank's base rate plus an applicable margin of up to 0.625% or a Eurodollar rate plus an applicable margin of up to 1.875%. The Company paid on closing a financing fee of $1,769, which has been deferred and will be amortized over the life of the credit agreement. In addition, a commitment fee of 0.25% is charged on the unused portion of the revolving credit facility on a quarterly basis. At June 30, 1998, $72,500 at interest rates varying from 6.5% to 7.25% were outstanding under the Credit Agreement, which expires October 16, 2002. At June 30, 1998, letters of credit of $4,100, in the aggregate, were outstanding.

     The Credit Facility is collateralized by receivables, inventories, equipment and certain real property. Under the terms of the Agreement, the Company is required to maintain certain financial ratios and other financial and non-financial conditions. The Agreement prohibits the Company from incurring additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends. At June 30, 1998 the Company was in compliance with all loan covenants.

     In connection with the acquisitions consummated in July 1998 (the "July 1998 Class"; see Note 8 -- Subsequent Events), the Company borrowed an additional $21,600 under the revolving credit facility. The interest rate on the additional borrowing was 7.375%.



NOTE 4--INVENTORY

     Inventory consists of the following finished goods:


                                    June 30, 1998             December 31, 1997
                                    -------------             -----------------
                  Perishables          $1,465                      $ 523
                  Hardgoods            10,601                      4,414
                                       ------                      -----
                                      $12,066                     $4,937
                                      -------                     ------

NOTE 5--EARNINGS PER SHARE

      The shares used in computing net income per share are as follows:

                                                                                          Three           Three
                                                     Six months        Six months         months          months
                                                        ended            ended            ended           ended
                                                       June 30,         June 30,         June 30,        June 30,
                                                         1998            1997             1998            1997
                                                         ----            ----             ----            ----
Weighted average shares                                  13,356             2,400          14,352          2,400
   Outstanding - Basic
Dilution attributable to options                            499                 -             431              -
                                                ---------------- ----------------- --------------- --------------
Weighted average shares
   Outstanding - Diluted                                 13,855             2,400          14,783          2,400
                                                ---------------- ----------------- --------------- --------------


The above calculations do not include shares, which may be issued under earn-out arrangements for XL Group, La Fleurette, D. L. Jones, Maxima, Allan Stanley and Rose City as discussed in Note 2. In addition, shares may be issued under earnout agreements for certain acquisitions consummated after June 30, 1998. (See Note 8 - Subsequent Events)



NOTE 6--COMMITMENTS AND CONTINGENCIES

    The Company is involved in various legal proceedings that have arisen in the ordinary course of business. The Company does not believe that any of these proceedings will have a material adverse effect on the financial position or results of operations of the Company.

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information:

                                                          Six months ended
                                                             June 30, 1998
                                                          ----------------
   Cash paid during the period for interest                      $   1,245
                                                                 =========
   Cash paid during the period for income taxes                  $   5,418
                                                                 =========

Supplemental disclosure of non-cash transactions:
  Business acquisitions:
    Cash paid for business acquisitions                            $72,449
    Less:  cash acquired                                             6,802
                                                                     -----
    Cash paid for business acquisitions, net                        65,647
    Issuance of common stock for business acquisitions              81,181
                                                                    ------
                                                                   146,828
    Fair value of net assets acquired, net of cash                  15,768
                                                                    ------
                                                                  $130,060
                                                                  ========

NOTE 8 - SUBSEQUENT EVENTS


Florimex Transaction

     On August 12, 1998 the Company entered into a Stock and Asset Purchase Agreement with Florimex Worldwide GmbH and DIMON Incorporated pursuant to which the Company will acquire the business of Florimex Worldwide GmbH and related entities. The purchase price will be approximately $90 million, (including the assumption of indebtedness), which will be funded by borrowings under the Company's credit facility. The transaction, which is subject to customary closing conditions, is expected to be consummated on or after September 30, 1998.

July 1998 Class

     In addition, in July 1998, USA Floral consummated the acquisition of the following eight companies (referred to collectively as the "July 1998 Class"):

Channel Islands Floral, located in Carpinteria, California, is a bouquet manufacturer servicing regional supermarket chains in the western United States;

Petals Distributing Company, Inc., a Georgia-based bouquet manufacturer servicing mass-market and supermarket accounts throughout the southern United States;

AlphaFlora Imports, Inc., an Illinois-based fresh cut floral importer and bouquet manufacturer, which serves mass-market accounts and supermarket chains in the Midwest;

Sandlake Farms, Inc., and affiliated companies, Sabal International, Inc., and Continental Artistry, Inc., which serves mass-market accounts, specializes in contract growing operations and manages a commercial floral business in Orlando, Florida; and

Floramark, Inc., a Denver-based bouquet manufacturer, servicing mass-market accounts in the western United States;

Evergreen Wholesale Florist, Inc., a wholesaler based in Seattle, Washington, servicing retail and mass-market accounts throughout the Northwest with fresh cut and non-perishable floral products;

Tommy's Wholesale Florist, Inc., a South Carolina-based floral wholesaler serving the Southeastern U.S.;

First Distributors, Inc., a northern California based-wholesaler of non-perishable and fresh cut floral products; and

In addition, the Company entered into a definitive agreement to acquire a Miami-based specialty importer of fresh cut flowers.


     Aggregate consideration, including the specialty importer transaction, which will be effective once certain closing requirements are satisfied, paid for the acquisition of the July 1998 Class was approximately $21 million (excluding potential additional consideration under earn-out arrangements of $7 million), comprising cash of $12 million and approximately 510,000 shares of Common Stock with a value of $9 million. Revenues for the nine companies for their latest respective fiscal year end aggregated approximately $101 million. Goodwill arising from these acquisitions, which will be accounted under for the purchase method of accounting, is expected to approximate $17 million, excluding earn-out arrangements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
---------------------

Six and Three Months Ended June 30, 1998

  Net Sales.  Net sales for the six and three months ended
June 30, 1998 were $234.3 million and $133.8 million, respectively.

  Cost of Sales. Cost of sales for the six and three months ended June 30, 1998 were $170.7 million and $96.7 million, respectively. Cost of sales as a percentage of sales were 72.9%, resulting in a gross profit margin of 27.1% for the six months ended June 30, 1998. For the three months ended June 30, 1998, cost of sales as a percentage of sales were 72.3%, resulting in a gross profit margin of 27.7%.

  Selling, General and Administrative. Selling general and administrative expenses were $44.6 million and $26.0 million in the six and three months ended June 30, 1998, respectively. Selling, general and administrative expenses for the six and three month period ended June 30, 1998 were 19.0% and 19.4% as a percentage of sales, respectively.


Pro Forma Combined Results of Operations
----------------------------------------

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

The following unadudited pro forma information presents the combined results of operations of the Company, the April 1998 Class, the January 1998 Class and the Founding Companies, as if all such acquisitions and the IPO occurred on January 1, 1997. The information does not include financial results of the July 1998 Class or the Florimex Transation. The pro forma amounts give effect to certain adjustments, including amortization of intangible assets, interest expense on incremental financing, reduction in salary, bonuses and benefits in connection with the transactions, anticipated compensation of the Company's management and associated costs of being a public company, and income taxes.


                                                                                        Six Months Ended
                                                    Year Ended                          ----------------
                                                  December 31,1997            June 30, 1998            June 30, 1997
                                                  ----------------            -------------            -------------
Net sales                                               $461,103                 $277,042                 $261,743
Cost of Sales                                            333,578                  201,202                  190,700
Selling, General and
 Administrative Expenses                                  99,138                   53,915                   49,893
Goodwill amortization                                      4,598                    2,299                    2,299
                                                           -----                    -----                    -----
Operating income                                         $23,789                  $19,626                  $18,851
                                                         =======                  =======                  =======

  The pro forma information does not purport to represent what the Company's results of operations actually would have been if such transactions had occurred on January 1, 1997 and is not necessarily representative of the Company's results of operations for any future period. Since the April 1998 Class, the January 1998 Class and the Founding Companies were not under common control or management, historical combined results may not be comparable to, or indicative of, future, performance.

  Net Sales. Net sales increased to $277.0 million in the six months ended June 30, 1998 from $261.7 million for the six months ended June 30, 1997, an increase of $15.3 million or 5.8%. The increase in sales was attributable to an increase in the volume of flowers sold during the second quarter of 1998 primarily at the companies involved in bouquet manufacturing and distribution.

  Cost of Sales. Cost of sales increased to $201.2 million in the six months ended June 30, 1998 from $190.7 million in the six months ended June 30, 1997, an increase of $10.5 million or 5.5%, primarily as a result of increased sales. As a percentage of sales, cost of sales was 72.6% for the six months ended June 30, 1998 and 72.9% for the six months ended June 30, 1997.

  Selling General and Administrative. Selling general and administrative expenses increased to $53.9 million in the six months ended June 30, 1998 from $49.9 million for the six months ended June 30, 1997, an increase of $4.0 million or 8.0%. The increase is primarily due to an increase in expenses at certain of the April class in the three months prior to their acquisition and increased selling and commissions and other costs associated with the increased sales at the companies involved in bouquet manufacturing, as well as increased costs at the company.

  Operating Income. As a result of the factors discussed above, operating income increased to $19.6 million in the six months ended June 30, 1998 from $18.8 million in the six months ended June 30, 1997, a increase of $0.8 million, or 4.1%. As a percentage of net sales, operating income decreased to 7.1% in the six months ended June 30, 1998 from 7.2% in the six months ended June 30, 1997.


Special Note Regarding Forward Looking Statements
-------------------------------------------------

Except for historical information contained herein, the statements made in this Form 10-Q, including those with respect to results for the three and six month periods ended June 30, 1998 as they apply to possible results for the full fiscal year, and those with respect to the effects of purchasing synergies, expense reductions, acquisition explorations and marketing and research and development efforts, as they apply to possible future such synergies, reductions, exploration efforts or the Company's results therefore constitute forward-looking statements that involve certain risks and uncertainties. Certain factors may cause actual results to differ materially from those contained in the forward looking statements, including those risks detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 relating to, among other things: the absence of a combined operating history; the Company's acquisition strategy; the concentration of flower sales in traditional holiday periods; the financing of acquisitions; the Company's internal growth and operating strategies; seasonality, cyclicality, fluctuations in quarterly operating results, and weather; competition; the amortization of intangible assets; dependence upon key personnel; and imported products matters. In addition, results may vary as a result of factors set forth from time to time in the Company's reports on file at the Securities and Exchange Commission.

Liquidity and Capital Resources
-------------------------------

The Company's principal sources of liquidity have historically been cash flows from operating activities and borrowings. To date, approximately $127.7 million has been used to fund the cash portion of the consideration paid in connection with the acquisitions, including the July 1998 Class.

Effective August 13, 1998, the Company received the commitment of Bankers Trust Company ("BTCo"), which is the agent bank under its revolving credit facility, to supplement the Company's existing revolving credit facility by increasing the aggregate amount that could be borrowed thereunder and by making available a new term loan facility in the aggregate amount of $50 million (to be denominated in Deutsche Marks). Under the supplemented revolving credit facility, the Company would be subject to an aggregate borrowing limit of $200 million, with a $170 million sub-limit for permitted acquisitions and a $30 million sub-limit for working capital loans and letters of credit. Borrowings under the revolving credit facility are to bear interest, at the Company's option, at BTCo's base rate plus an applicable margin of up to 1.0% or at a Eurodollar rate plus an applicable margin of up to 2.25%. Borrowing under the term loan facility will bear interest at the interbank rate for Deutsche Marks plus an applicable margin of up to 2.25%. Both the revolving credit facility and the term loan facility mature five years from the closing date.

    The entire $50 million proceeds of the new term loan facility and up to $45 million of the borrowings available under the supplemental revolving credit facility are to be used to finance the aggregate purchase price of approximately $90 million (including the assumption of indebtedness) and related transactional expenses for the purchase of the business of Florimex Worldwide GmbH and related entities (the "Florimex Transaction") pursuant to a Stock and Asset Purchase Agreement entered into as of August 12, 1998 among the Company, Florimex Worldwide GmbH and DIMON Incorporated. The purchase of the Florimex business is expected to be consummated on or after September 30, 1998.

    The capital expenditures of the Company for the six months ended June 30, 1998 were approximately $1.7 million. These capital expenditures were primarily for machinery, office equipment and computers, building additions and facility upgrades. Other than the consummation of the Florimex Tranaction, the Company currently does not have any commitments to make significant capital expenditures in the next twelve months. Excluding capital requirements for future acquisitions, if any, which the Company cannot currently predict, the Company believes that funds generated from operations, together with borrowings under the Credit Facility, will be sufficient to finance its current operations and planned capital expenditure requirement at least through 1998. To the extent that the Company is successful in consummating future acquisitions, if any, it may be necessary to finance such acquisitions through the issuance of additional equity securities, incurrence of indebtedness, or a combination of both. Although the Company currently does not anticipate any difficulties in obtaining such financing, if any, no assurances can be made regarding the availability of additional funds through these financing sources.

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

                                        U.S.A. FLORAL PRODUCTS, INC.

Date:  August 14, 1998                By:    /s/ Raymond C. Anderson
                                        ------------------------------------
                                        Raymond C. Anderson,
                                        Chief Financial Officer