Form 10-Q
period 1998-09-30
U S A FLORAL PRODUCTS INC
filed 1998-11-16
CIK 1043438

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  -------------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


       For the quarterly period ended    September 30, 1998
                                      ------------------------

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from               to
                                      -------------    ----------------

                    Commission file number     000-23121
                                           -------------------

                          U.S.A. Floral Products, Inc.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

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



  The number of shares outstanding of the registrant's Common Stock, par value $.001 per share (which is the only outstanding class of the registrant's common stock) was 14,850,398 shares at November 16, 1998.

                          U.S.A. FLORAL PRODUCTS, INC.
                          ----------------------------

                                      INDEX
                                      -----


PART I - FINANCIAL INFORMATION                                              PAGE

Item 1.  Financial Statements:

         Balance Sheets at September 30, 1998 and December 31, 1997.

         Statements of Operations for the Nine Months Ended September 30, 1998 and 1997 and for the Three Months Ended September 30, 1998 and 1997.

         Statement of Stockholders' Equity

         Statements of Cash Flows for the Nine Months Ended September 30, 1998 and 1997.

         Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities and Use of Proceeds

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


Signatures

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1. Financial Statements

                         U.S.A. FLORAL PRODUCTS, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except par value)


                                         September 30, 1998    December 31, 1997
                                           --------------        -------------
                                             (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                  $   12,667           $   15,582
  Accounts receivable, net of reserve
   of $2,263 and $599, respectively              54,301               18,505
  Inventory                                      16,848                4,937
  Due from related parties                        1,731                1,153
  Prepaid income taxes                              -                     52
  Prepaid expenses and other assets               5,788                  959
                                            ------------         ------------
     Total current assets                        91,335               41,188
Property and equipment, net                      21,112                8,726
Due from related parties                            -                    994
Deferred income taxes                               698                  394
Goodwill, net                                   197,014               52,569
Restricted cash                                   3,631                  -
Deferred financing costs                          1,602                1,696
Other assets                                      5,181                1,681
                                            ------------         ------------
     Total assets                            $  320,573           $  107,248
                                            ============         ============

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt                            $   86,705           $      290
  Accounts payable                               26,653                9,824
  Accrued expenses                               12,724                2,910
  Due to stockholders                             1,619                6,060
  Income taxes payable                            2,146                1,008
  Due to related parties                            -                     36
                                            ------------         ------------
     Total current liabilities                  129,847               20,128
Long-term debt                                    1,148                  309
Deferred income taxes                                17                   97
Other                                             2,365                  549
                                            ------------         ------------
     Total liabilities                          133,377               21,083
                                            ------------         ------------

Commitments and contingencies

Stockholders' equity
  Common stock, $0.001 par value;
    100,000 shares authorized; 14,850
    and 9,594 shares issued and
    outstanding, respectively                        15                    9
  Additional paid-in capital                    178,206               85,740
  Accumulated other comprehensive income           (437)                 -
  Retained earnings                               9,412                  416
                                            ------------         ------------
   Total stockholders' equity                   187,196               86,165
                                            ------------         ------------
   Total liabilities and
    stockholders' equity                     $  320,573           $  107,248
                                            ============         ============

The accompanying notes are an integral part of these consolidated financial statements.

                         U.S.A. FLORAL PRODUCTS, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                         Nine Months Ended    Nine Months Ended        Three Months Ended   Three Months Ended
                                         September 30, 1998   September 30, 1997 (1)   September 30, 1998   September 30, 1997 (1)
                                         ------------------   ------------------       ------------------   ------------------
Net revenues                                $   345,093          $      -                 $   110,799         $      -
Cost of sales                                   250,002                 -                      79,281                -
                                            -----------          ----------               -----------         ----------
 Gross margin                                    95,091                 -                      31,518                -

Selling, general and administrative              73,609                 110                    29,053                 80
Goodwill amortization                             3,135                 -                       1,250                -
                                            -----------          ----------               -----------         ----------

 Income from operations                          18,347                (110)                    1,215                (80)

Other income (expense):
 Interest expense                                (3,857)                -                      (1,764)               -
 Interest income                                  1,353                 -                         610                -
 Other                                              468                 -                          91                -
                                            -----------          ----------               -----------         ----------
Income before for income taxes                   16,311                (110)                      152                (80)
Provision for income taxes                        7,315                 -                          71                -
                                            -----------          ----------               -----------         ----------
Net income                                  $     8,996          $     (110)              $        81         $      (80)
                                            ===========          ==========               ===========         ==========

Net income per share
 Basic                                      $      0.65          $    (0.05)              $      0.01         $    (0.03)

 Diluted                                    $      0.63          $    (0.05)              $      0.01         $    (0.03)

Weighted average shares outstanding:
 Basic                                           13,846               2,400                    14,825              2,400

 Diluted                                         14,198               2,400                    14,883              2,400

(1) Represents Statement of Operations from the date of inception (April 22, 1997) through September 30, 1997 (See Note 1)


The accompanying notes are an integral part of these consolidated financial statements.

                         U.S.A. FLORAL PRODUCTS, INC.

            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (in thousands)

                                                                          Accumulated
                                             Common Stock     Additional     Other                    Total
                                           ----------------    Paid-in   Comprehensive  Retained   Stockholders'
                                           Shares    Amount    Capital       Income      Earnings     Equity
                                           ------    ------    -------       ------      --------     ------
Balance at December 31, 1997                9,594    $    9  $   85,740   $       -     $     416   $    86,165

Issuance of 5,256 shares of common
  stock for business acquisitions           5,256         6      92,466                                  92,472

Net Income                                                                                  8,996

Foreign currency translation adjustment                                        (437)

Total comprehensive income                                                                                8,559
                                           ---------------------------------------------------------------------
Balance at September 30, 1998              14,850    $   15  $  178,206   $    (437)    $   9,412   $   187,196
                                           =====================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                         U.S.A. FLORAL PRODUCTS, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                                       Nine Months Ended                 Nine Months Ended
                                                                      September 30, 1998              September 30, 1997(1)
                                                                         -------------                    -------------
Cash flows from operating activities:
  Net income (loss)                                                       $     8,996                      $     (110)
  Adjustments to reconcile net income to cash
    provided by operating activities:
    Depreciation and amortization                                               2,522
    Amortization of goodwill                                                    3,135
    Amortization of deferred financing costs                                      286
    Gain on disposal of property and equipment                                     52
    Changes in operating assets and liabilities,
     exclusive of acquired companies:
      Accounts receivable                                                         671
      Inventory                                                                (1,184)
      Due from related parties                                                  4,018
      Prepaid expenses and other current assets                                (2,507)
      Other assets                                                                336
      Income taxes payable                                                        512
      Other liabilities                                                            (2)
      Accounts payable                                                         (3,860)
      Accrued expenses                                                         (3,995)                          2,000
                                                                         -------------                    -------------
        Net cash provided by operating activities:                              8,978                           1,890
                                                                         -------------                    -------------
Cash flows from investing activities:
  Purchases of property and equipment                                          (2,619)
  Payment for Founding Company earnout consideration                             (625)
  Payment for purchase of January 1998 Class, net of cash acquired            (47,332)
  Payment for purchase of April 1998 Class, net of cash acquired              (18,315)
  Payment for purchase of July 1998 Class, net of cash acquired               (10,771)
  Increase in restricted cash                                                  (3,558)
                                                                         -------------                    -------------
        Net cash used in investing activities                                 (83,220)                             --
                                                                         -------------                    -------------
Cash flows from financing activities
  Proceeds from credit facility, net                                           85,845
  Repayments of long-term debt                                                (13,544)
  Increase in deferred financing costs                                           (192)
  Stock issuance costs                                                           (707)                         (2,214)
  Proceeds from issuance of common stock                                           --                             402
                                                                         -------------                    -------------
        Net cash provided by (used in) financing activities                    71,402                          (1,812)
                                                                         -------------                    -------------
Net increase (decrease) in cash and cash equivalents                           (2,840)                             78
Cash and cash equivalents - beginning of the period                            15,582                              --
                                                                         -------------                    -------------
Cash and cash equivalents - end of the period                             $    12,742                      $       78
                                                                         =============                    =============


See Note 6 for supplemental cash flow information.

(1) Represents Statement of Cash Flows from the date of inception (April 22,
    1997) through September 30, 1997 (See Note 1).


 The accompanying notes are an integral part of these consolidated financial statements.

                          U.S.A. FLORAL PRODUCTS, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             (dollars in thousands)


NOTE 1--GENERAL

     U.S.A. Floral Products, Inc., a Delaware corporation ("USA Floral" or the "Company"), was founded in April 1997 and since then has grown to become a worldwide distributor of floral products. USA Floral acquired eight U.S. businesses in the floral industry (the "Founding Companies") simultaneously with the initial public offering ("IPO") of its Common Stock in October 1997, acquired six U.S. businesses in the floral industry in January 1998 (the "January 1998 Class"), acquired eight businesses in the floral industry in April 1998(the "April 1998 Class") and acquired nine businesses in the floral industry in July 1998 (the "July 1998 Class") (together, the "Acquisitions"). These financial statements include the results of operations of USA Floral, the Founding Companies, the January 1998 Class, the April 1998 Class and the July 1998 Class subsequent to their acquisitions. Subsequent to the close of business on September 30, 1998, the Company acquired the business of Florimex Worldwide GmbH and related entities ("Florimex"), an international distributor of floral products headquartered in Nuremberg, Germany (See Note 7). These financial statements do not include the results of operations or the balance sheet of Florimex as at the date of acquisitions. The results of operations of Florimex will be included with USA Floral effective October 1, 1998. The Company intends to continue to acquire, through merger or purchase, similar companies to expand its domestic and international operations.

The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. All such adjustments are of a normal, recurring nature.

  The unaudited interim financial information should be read in conjunction with the consolidated financial statements contained in the Company's 1997 Annual Report on Form 10-K.


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

  Koehler & Dramm, Inc. ("Koehler & Dramm") is a regional wholesale florist company serving retailers throughout the upper midwestern United States. Koehler & Dramm is headquartered in Minneapolis, Minnesota and has a branch operation in Kansas City, Missouri.

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

  The following table sets forth the consideration paid (the "Purchase Consideration") (a) in cash and (b) in shares of Common Stock to the common stockholders of each of the January 1998 Class, the estimated fair value of the net assets acquired and resulting goodwill. For purposes of computing the purchase price for accounting purposes, the value of shares is based upon an average share price calculated using the purchase contract formula, which incorporates the share price at the date of the letter of intent, the date of the definitive agreement and the average daily share price between the two aforementioned events. The total Purchase Consideration also reflects the contingent consideration related to earn-out arrangements included in the definitive agreement for UltraFlora provided for the Company to pay additional consideration, based on 1997 earnings before interest and taxes, of $5,892 in shares of Common Stock. The resultant 359,487 shares were issued during the quarter ended September 30, 1998.

  The contingent consideration related to earn-out arrangements included in the definitive agreement for XL Group has not been included in the Purchase Consideration. This arrangement provides for the Company to pay additional consideration, based on 1998 earnings before interest and taxes, of up to $4,000 in shares of Common Stock, calculated by reference to the average closing price of the Common Stock for each trading day during the thirty calendar day period ending December 31, 1998. The contingent consideration related to earn-out arrangements included in the definitive agreement for La Fleurette also has not been included in the Purchase Consideration. This arrangement provided for the Company to pay additional consideration, without limit, based on earnings before interest and taxes for the twelve-month period ended June 30, 1998, in shares of Common Stock. La Fleurette did not achieve sufficient earnings before interest and taxes to warrant additional earn-out consideration.

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

                                                              Shares of                                  Net
                                                              ---------                                  ---
                                                               Common    Value of         Total         Assets
                                                               ------    --------         -----         ------
                                                    Cash       Stock      Shares      Consideration    Acquired    Goodwill
                                                   -------   ---------   --------     -------------   ---------    --------
Continental Farms and Atlantic
    Bouquet                                        $27,500   1,642,672    $27,500      $   55,000     $ 5,359      $49,641
XL Group                                            11,250     660,938     11,000          22,250       5,525       16,725
Koehler & Dramm                                      5,000     298,596      5,000          10,000       3,544        6,456
Everflora and Everflora, Miami                       4,000     246,654      4,000           8,000       2,889        5,111
La Fleurette                                         1,600          --         --           1,600        (710)       2,310
UltraFlora                                           2,750     522,768      8,642          11,392       1,559        9,833
                                                   -------   ---------    -------      ----------     --------     -------
Total                                              $52,100   3,371,628    $56,142      $  108,242     $18,166      $90,076
                                                   =======   =========    =======      ==========     ========     =======

     In April 1998, USA Floral consummated the acquisition of the following eight companies of the April 1998 Class:

David L. Jones Wholesale Ltd. ("D.L.Jones"), a wholesale florist and importer in Canada with offices in Vancouver, Edmonton, Calgary and Winnipeg.

Edfrancar, Inc., d/b/a Florafresh International ("Florafresh"), is a Miami-based bouquet manufacturer, distributor and importer servicing primarily retail supermarket chains;

AFB Marketing Inc. d/b/a Allan Stanley Greenhouses ("Allan Stanley"), headquartered in Carlsbad, California, is a bouquet manufacturer and distributor serving California, Nevada, Arizona, New Mexico and Colorado;

Pacific Floral Wholesale, Inc. and Rose City Floral Inc. ("Rose City") are regional floral distributors serving the Portland, Oregon area;

Master Flowers Inc., d/b/a Sabana Farms ("Sabana"), is a Miami-based regional importer of fresh cut floral products serving over 300 national wholesale accounts;

Maxima Farms Inc. ("Maxima") is an importer and broker of fresh cut flowers to over 450 customers in the United States, Europe and Canada with offices in Florida and California;

Selecta Farms, Inc. ("Selecta") is a Miami-based importer of fresh cut flowers from international growers serving over 450 customers nationwide;

Elite Farms, Talent, Inc. and Anvacu, Inc. ("Elite") are importers of fresh cut flowers located in Miami serving over 200 customers on a nationwide basis.

     The following table sets forth Purchase Consideration (a) in cash and (b) in shares of Common Stock to the common stockholders of each of the April 1998 Class, the estimated fair value of the net assets acquired and resulting goodwill. For purposes of computing the purchase price for accounting purposes, the value of shares is based upon an average share price calculated using the purchase contract formula, which incorporates the share price at the date of the letter of intent, the date of the definitive agreement and the average daily share price between the two aforementioned events. The total Purchase Consideration also reflects the contingent consideration related to earn-out arrangements included in the definitive agreement for Sabana, which provides for the Company to pay additional consideration, based on earnings before interest and taxes for the twelve-month period ended May 31, 1998, of approximately $1,465 in shares of Common Stock, calculated by reference to the average closing price of the Common Stock for each trading day during the thirty calendar day period ended May 31, 1998. The estimated resultant 76,920 shares will be issued when all amounts have been finalized.

     The contingent consideration related to earn-out arrangements included in the definitive agreement for D. L. Jones has not been included in the Purchase Consideration. Additional consideration, based on earnings before interest and taxes for the twelve month period ending February 28, 1999, may not exceed $3,800 in shares of Common Stock, calculated by reference to the average closing price of the Common Stock for each trading day during the thirty calendar day period ending February 28, 1999. The contingent consideration related to earn-out arrangements included in the definitive agreement for Maxima has not been included in the Purchase Consideration. Additional consideration, based on earnings before interest and taxes for the twelve month period ending December 31, 1998, may not exceed $6,000 in shares of Common Stock, calculated by reference to the average closing price of the Common Stock for each trading day during the thirty calendar day period ending December 31, 1998. The contingent consideration related to earn-out arrangements included in the definitive agreement for Allan Stanley has not been included in the Purchase Consideration. Additional consideration, based on earnings before interest and taxes for the twelve month period ending March 31, 1999, may not exceed $3,000 in cash and $3,000 in shares of Common Stock, calculated by reference to the average closing price of the Common Stock for each trading day during the thirty calendar day period ending March 31, 1999. The contingent consideration related to earn-out arrangements included in the definitive agreement for Rose City has not been included in the Purchase Consideration. Additional consideration, based on earnings before interest and taxes for the twelve month period ending December 31, 1998, may not exceed $850 in shares of Common Stock, calculated by reference to the average closing price of the Common Stock for each trading day during the thirty calendar day period ending December 31, 1998.

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

                                                              Shares of    Value of                     Net
                                                              ---------    --------                     ---
                                                               Common       Shares        Total        Assets
                                                               ------       ------        -----        ------
                                                  Cash          Stock                  Consideration  Acquired     Goodwill
                                                  ----          -----                  -------------  --------     --------
D.L. Jones                                       $2,183        179,020      $3,976         $6,159      $1,275       $4,884
Florafresh                                        3,945        172,928       3,945          7,890     (1,025)        8,915
Maxima                                            5,300        233,418       5,300         10,600       2,668        7,932
Selecta                                           2,500        112,007       2,500          5,000         238        4,762
Elite                                             3,700        184,907       3,700          7,400         796        6,604
Allan Stanley                                     1,925         84,638       1,925          3,850       (148)        3,998
Sabana                                              659        164,784       3,453          4,112         776        3,336
Rose City                                           133         10,634         240            373       (176)          549

                                        -----------------------------------------------------------------------------------

Total                                           $20,345      1,142,336     $25,039        $45,384      $4,404      $40,980
                                        ===================================================================================

     In addition, in July 1998, USA Floral consummated the acquisition of the following nine companies, including Southern Rainbow Corporation, which signed a definite agreement in July 1998 and closed in September 1998 (referred to collectively as the "July 1998 Class"):

Channel Islands Floral("Channel Islands"), located in Carpinteria, California, is a bouquet manufacturer servicing regional supermarket chains in the western United States;

Petals Distributing Company, Inc.("Petals"), a Georgia-based bouquet manufacturer servicing mass-market and supermarket accounts throughout the southern United States;

AlphaFlora Imports, Inc.("Alpha Flora"), an Illinois-based fresh cut floral importer and bouquet manufacturer, which serves mass-market accounts and supermarket chains in the midwestern United States;

Sandlake Farms, Inc. and affiliated companies, Sabal International, Inc., and Continental Artistry, Inc. ("Sandlake"), which serves mass-market accounts, specializes in contract growing operations and manages a commercial floral business in Orlando, Florida;

Floramark, Inc.("Floramark"), a Denver-based bouquet manufacturer, servicing mass-market accounts in the western United States;

Evergreen Wholesale Florist, Inc.("Evergreen"), a wholesaler based in Seattle, Washington, servicing retail and mass-market accounts throughout the northwestern United States with fresh cut and non-perishable floral products;

Tommy's Wholesale Florist, Inc.("Tommy's"), a South Carolina-based floral wholesaler serving the Southeastern U.S.;

First Distributors, Inc.("First Distributors"), a northern California based-wholesaler of non-perishable and fresh cut floral products; and

Southern Rainbow Corporation ("Southern Rainbow")a Miami-based speciality importer of fresh cut flowers.

     The following table sets forth Purchase Consideration (a) in cash and (b) in shares of Common Stock to the common stockholders of each of the July 1998 Class, the estimated fair value of the net assets acquired and resulting goodwill. For purposes of computing the purchase price for accounting purposes, the value of shares is based upon an average share price calculated using the purchase contract formula, which incorporates the share price at the date of the letter of intent, the date of the definitive agreement and the average daily share price between the two aforementioned events.

     The contingent consideration related to earn-out arrangements included in the definitive agreement for Channel Islands has not been included in the Purchase Consideration. Additional consideration, based on earnings before interest and taxes for the eighteen month period ending December 31, 1999, may not exceed $3,000 in shares of Common Stock, calculated by reference to the average closing price of the Common Stock for each trading day during the thirty calendar day period ending December 31, 1999. The contingent consideration related to earn-out arrangements included in the definitive agreement for AlphaFlora has not been included in the Purchase Consideration. Additional consideration, based on earnings before interest and taxes for the twelve month period ending December 31, 1998, may not exceed $1,000 in shares of Common Stock, calculated by reference to the average closing price of the Common Stock for each trading day during the thirty calendar day period ending December 31, 1998. The contingent consideration related to earn-out arrangements included in the definitive agreement for Sandlake has not been included in the Purchase Consideration. Additional consideration, based on earnings before interest and taxes for the twelve month period ending December 31, 1998 may not exceed $800 in shares of Common Stock, calculated by reference to the average closing price of the Common Stock for each trading day during the thirty calendar day period ending December 31, 1998. The contingent consideration related to earn-out arrangements included in the definitive agreement for Tommy's has not been included in the Purchase Consideration. Additional consideration, based on earnings before interest and taxes for the twelve month period ending December 31, 1998, may not exceed $1,550 in shares of Common Stock, calculated by reference to the average closing price of the Common Stock for each trading day during the thirty calendar day period ending December 31, 1998. The contingent consideration related to earn-out arrangements included in the definitive agreement for Southern Rainbow has not been included in the Purchase Consideration. This arrangement provides for the Company to pay additional consideration, without limit, based on earnings before interest and taxes for the twelve-month period ending December 31, 1998, 50% in cash and 50% in shares of Common Stock.

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

                                                            Shares of     Value of                         Net
                                                            ---------     --------                         ---
                                                              Common       Shares          Total         Assets
                                                              ------       ------          -----         ------
                                               Cash           Stock                    Consideration    Acquired     Goodwill
                                               ----           -----                    -------------    --------     --------
Channel Islands                                  $1,550         95,484      $1,550            $3,100        $467       $2,633
Petals                                               50          6,204         100               150       (471)          621
AlphaFlora                                            0         31,650         571               571       (175)          746
Sandlake                                          1,104         72,315       1,375             2,479       (169)        2,648
Floramark                                             0         56,211       1,000             1,000       (226)        1,226
Evergreen                                         5,899         30,739         500             6,399         179        6,220
Tommy's                                             789         77,530       1,275             2,064         700        1,364
First Distributors                                  400         24,323         400               800         213          587
Southern Rainbow                                  1,543        105,910       1,401             2,944       2,465          479
                                        --------------------------------------------------------------------------------------

Total                                           $11,335        500,366      $8,172           $19,507      $2,983      $16,524
                                        ======================================================================================

     The following unaudited pro forma data present the combined results of operations of the Company, the July 1998 Class, the April 1998 Class, the January 1998 Class and the Founding Companies, as if the acquisitions and USA Floral's IPO had occurred at January 1, 1997. The pro forma amounts give effect to certain adjustments including amortization of intangibles, interest expense on incremental financing, reduction in salary, bonuses and benefits in connection with the transactions, anticipated compensation of USA Floral's management, associated costs of being a public company and income taxes. The pro forma summary does not purport to represent what USA Floral's results of operations would actually have been if such transactions in fact had occurred on January 1, 1997 and are not necessarily representative of USA Floral's results of operations for any future period. Since the July 1998 Class, April 1998 Class, the January 1998 Class and the Founding Companies were not under common control or management, historical combined results may not be comparable to, or indicative of, future performance.


                                                                           Nine Months Ended
                                          Year Ended                       -----------------
                                       December 31,1997        September 30, 1998      September 30, 1997
                                       ----------------        ------------------      ------------------
   Net sales...................                 $561,790                 $451,621               $425,786
   Operating income............                   25,988                   23,512                 21,864
   Net income..................                   10,823                   10,927                  9,590
   Net income per share
     Basic                                         $0.72                    $0.73                  $0.64
     Diluted                                       $0.72                    $0.73                  $0.64

NOTE 3 -   INVENTORY

     Inventory consists of the following finished goods:

                                            September 30,1998          December 31, 1997
                                            -----------------          -----------------
                  Perishables                    $ 2,022                    $  523
                  Hardgoods                       14,826                     4,414
                                                  ------                     -----
                                                 $16,848                    $4,937
                                                 -------                    ------

NOTE 4--EARNINGS PER SHARE

                  The shares used in computing net income per share are as follows:


                                             Nine months          Nine months           Three months          Three months
                                                ended                ended                 ended                 ended
                                          September30, 1998    September 30, 1997    September 30, 1998    September 30, 1997
                                          -----------------    ------------------    ------------------    ------------------
Weighted average shares                              13,846                 2,400                14,825                 2,400
   Outstanding - Basic
Dilution attributable to options                        352                     -                    58                     -
                                        --------------------------------------------------------------------------------------
Weighted average shares
   Outstanding - Diluted                             14,198                 2,400                14,883                 2,400
                                        --------------------------------------------------------------------------------------

The above calculations do not include shares which may be issued under earn-out arrangements for XL Group, D. L. Jones, Maxima, Allan Stanley, Rose City, Channel Islands, AlphaFlora, Sandlake, Tommy's and Southern Rainbow as discussed in Note 2.

NOTE 5--COMMITMENTS AND CONTINGENCIES

  The Company is involved in various legal proceedings that have arisen in the ordinary course of business. The Company does not believe that any of these proceedings will have a material adverse effect on the financial position, results of operations or cash flows of the Company.


NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information:

                                                                    Nine months ended
                                                                    September 30, 1998
                                                                  ----------------------
   Cash paid during the period for interest                                    $   3,277
                                                                               =========
   Cash paid during the period for income taxes                                $   6,738
                                                                               =========

Supplemental disclosure of non-cash transactions:
  Business acquisitions:
    Cash paid for business acquisitions                                          $83,782
    Less:  cash acquired                                                           7,364
                                                                                   -----
    Cash paid for business acquisitions, net                                      76,418
    Issuance of common stock for business acquisitions                            81,816
                                                                                  ------
                                                                                 158,234
    Fair value of net assets acquired, net of cash                                18,189
                                                                                  ------
                                                                                $140,045
                                                                                ========

NOTE 7 - SUBSEQUENT EVENTS

Florimex Transaction

     Subsequent to the close of business on September 30, 1998 and pursuant to a Stock and Asset Purchase Agreement ("Purchase Agreement") by and between DIMON Incorporated ("DIMON"), Florimex Worldwide GmbH ("Florimex Germany"), and the Company, USA Floral acquired: (i) the stock of 23 subsidiaries of Florimex Germany, (ii) certain assets and liabilities of Florimex Germany; and (iii) the stock of Florimex USA, Inc. ("Florimex USA") and Florimex Canada, Inc. ("Florimex Canada"), each of which were previously wholly-owned subsidiaries of DIMON.

Florimex Germany, Florimex USA and Florimex Canada are collectively referred to as "Florimex." Florimex is the largest international importer and distributor of fresh-cut flowers in the world with operations in over 15 countries.

Pursuant to all terms of the Purchase Agreement: (i) USA Floral acquired from DIMON all of the shares of the issued and outstanding capital stock of Florimex USA and Florimex Canada; (ii) U.S.A. Floral Products Germany GmbH & Co. KG, a German limited partnership and an indirect wholly-owned subsidiary of USA Floral, acquired from Florimex Germany all of the shares of the issued and outstanding capital stock of three German operating subsidiaries of Florimex Germany; (iii) U.S.A. Floral Products Holding GmbH, the limited partner of the German limited partnership described above and a wholly-owned subsidiary of USA Floral, acquired from Florimex Germany all of the shares of the issued and outstanding capital stock of 20 additional subsidiaries directly or indirectly owned, of record and beneficially, by Florimex Germany; and (iv) U.S.A. Floral Products Holding GmbH acquired from Florimex Germany certain assets and liabilities. In consideration for the exchange of their shares of issued and outstanding capital stock and/or assets and liabilities, DIMON and Florimex Germany received consideration in the aggregate of approximately $66.1 million in cash and USA Floral or its subsidiaries extinguished approximately $23.6 million of the net debt of the acquired businesses. The approximately $66.1 million in cash for the acquisitions was obtained from borrowings under USA Floral's amended credit facility with a syndicate of lenders for which Bankers Trust Company serves as agent.

Revenues for Florimex for its fiscal year ended June 30, 1998 aggregated approximately $390 million. Goodwill arising from acquisition, which will be accounted for under the purchase method of accounting, is expected to approximate $52 million.

These financial statements do not include the results of operations or the balance sheet of Florimex. The results of operations of Florimex will be included with those of USA Floral effective October 1, 1998.

Integration Plan

  In November 1998, in connection with management's plan to reduce costs and improve operating efficiencies, the Company announced an integration plan which is expected to result in a charge of approximately $3.8 million before income taxes ($2.3 million after income taxes).

  In connection with the integration plan, the Company will integrate certain warehouse and distribution facilities to be principally those associated with the Company's import and bouquet manufacturing operations in Miami, Florida. Approximately $3.2 million, or $1.9 million after-tax, of the charge will be recorded in the fourth quarter of 1998, with the balance of the charge to be recorded in the first three quarters of 1999. The charge principally relates to the write-down to fair value of equipment made obsolete or redundant, severance, and lease termination costs due to the decision to merge certain facilities. The integration of the warehouses and distribution facilities will begin immediately and is expected to be completed by September 30, 1999. As part of the integration plan, the Company expects to reduce the number of its employees by approximately 180 or approximately 7% of the North American workforce.

The major components of the integration charge are as follows:

Description
-----------
Severance and related costs                                    $800
Write-down of property, plant and equipment                   2,100
Lease-termination costs                                         400
Professional fees and other costs                               500
                                                             ------
                                                             $3,800
Credit Facility

  Effective October 2, 1998, USA Floral amended and restated its existing credit agreement with a syndicate of leaders for which Bankers Trust Company serves as agent (the "Amended Credit Agreement"). Pursuant to the terms of the Amended Credit Agreement, the amount of the Company's revolving credit facilities was increased to $200 million, of which the sub-limit for permitted acquisitions is $180 million and the sub-limit for working capital purposes and letters of credit is $20 million. In addition, of the $200 million in revolving credit facilities, up to $15 million has been designated to be a revolving loan which is available to certain foreign subsidiaries of USA Floral in either Deutsche Marks or Guilders. Finally, a new $50 million, Deutsche Mark denominated term loan was created as an additional source of borrowings in excess of the $200 million revolving credit facilities. Borrowings under the revolving credit facilities bear interest, at the Company's option, at (a) Bankers Trust Company's base rate plus an applicable margin of up to 1.O% or (b) a Eurodollar rate plus an applicable margin of up to 2.25%. Borrowings under the term loan bear interest at the interbank rate for Deutsche Marks plus an applicable margin of up to 2.25%. The Company paid on closing a financing fee of approximately $3.6 million, which has been deferred and will be amortized over the term of the Amended Credit Agreement. In addition, a commitment fee of up to 0.50% will be charged on the unused portion of the revolving credit facilities on a quarterly basis. Both the revolving credit facilities and the term loan mature five years from the closing date.

  The entire $50 million proceeds of the new term loan and $54.1 million of the borrowings available under the revolving credit facilities were used to finance the aggregate purchase price of approximately $90 million (including the assumption of indebtedness) and related transactional expenses for the purchase of the business of Florimex. In addition, on October 2, 1998, the Company rolled over approximately $86.5 million in outstanding borrowings, accrued interest and related fees under its existing revolving credit facility, so that the aggregate both the revolving credit facilities and the term loan were approximately $190 million.

  The proceeds of the outstanding borrowings under the revolving credit facility prior to its amendment on October 2, were used to finance acquisitions and fund related working capital requirements.

  As a result of the amendment and restatement of the credit facility and termination of the original credit agreement, the Company will record a charge before income taxes of $1,602 in the fourth quarter of 1998, to the write off unamortized portion of the deferred financing fee related to the original credit agreement.

  Borrowings under the Amended Credit Agreement are collateralized by receivables, inventories, equipment and certain real property. Under the terms of the Amended Credit Agreement, the Company is required to maintain certain financial ratios and other financial and non-financial conditions. The Amended Credit Agreement prohibits the Company from incurring additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends. As of September 30, 1998, the Company was in compliance with all applicable covenants.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Nine and Three Months Ended September 30, 1998

  Net Sales.  Net sales for the nine and three months ended
September 30, 1998 were $345.1 million and $110.8 million, respectively.

  Cost of Sales. Cost of sales for the nine and three months ended September 30, 1998 was $250.0 million and $79.3 million, respectively. Cost of sales as a percentage of net sales was 72.4%, resulting in a gross profit margin of 27.6%, for the nine months ended September 30, 1998. For the three months ended September 30, 1998, cost of sales as a percentage of sales were 71.6%, resulting in a gross profit margin of 28.4%.

  Selling, General and Administrative. Selling general and administrative expenses were $73.6 million and $29.1 million in the nine and three months ended September 30, 1998, respectively. Selling, general and administrative expenses for the nine and three month periods ended September 30, 1998 were 21.3% and 26.2% as a percentage of net sales, respectively.

Pro Forma Combined Results of Operations
--------------------

  USA Floral was incorporated in April 1997 and conducted no operations prior to the October 1997 consummation of its IPO and the acquisition of the Founding Companies. Since then, it has consummated the acquisitions of the January 1998 Class, the April 1998 Class and the July 1998 Class. Pro forma combined results of operations for the three and nine months ended September 30, 1998 may not be comparable with pro forma combined results of operations for the corresponding periods in 1997, because the Company had no operations during any relevant point in 1997 and did not, throughout the 1997 periods and for portions of the 1998 periods, actually own or operate any of the businesses whose operations have been combined on a pro forma basis.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

  The following unaudited pro forma information presents the combined results of operations of the Company, the July 1998 Class, the April 1998 Class, the January 1998 Class and the Founding Companies, as if all such acquisitions and the IPO occurred on January 1, 1997. The information does not include financial results of the Florimex Transaction, which was consummated after the close of business on September 30, 1998. The pro forma amounts give effect to certain adjustments, including amortization of intangible assets, interest expense on incremental financing, reduction in salary, bonuses and benefits in connection with the transactions, anticipated compensation of the Company's management and associated costs of being a public company, and income taxes.

                                                                                     Nine Months Ended
                                                   Year Ended                        -----------------
                                                December 31,1997       September 30, 1998       September 30, 1997
                                                ----------------       ------------------       ------------------
Net sales                                               $561,790                 $451,621                 $425,786
Cost of Sales                                            410,836                  328,955                  312,338
Selling, General and
 Administrative Expenses                                 119,961                   95,397                   87,826
Goodwill amortization                                      5,011                    3,757                    3,757
                                                           -----                    -----                    -----
Operating income                                         $25,988                  $23,512                  $21,864
                                                         =======                  =======                  =======

  The pro forma information does not purport to represent what the Company's results of operations actually would have been if such transactions had occurred on January 1, 1997 and is not necessarily representative of the Company's results of operations for any future period. Since the July 1998 Class, the April 1998 Class, the January 1998 Class and the Founding Companies were not under common control or management at any time prior to the actual consummation of each respective acquisition, historical combined results may not be comparable to, or indicative of, future, performance.

  Net Sales. Pro forma net sales increased to $451.6 million in the nine months ended. September 30, 1998 from $425.8 million for the nine months ended September 30, 1997, an increase of $25.8 million or 6.1%. The increase in Pro forma sales was attributable to an increase in the volume of flowers sold during the second and third quarter of 1998, primarily at the companies involved in importing and bouquet manufacturing and distribution.

  Cost of Sales. Pro forma cost of sales increased to $329.0 million in the nine months ended September 30, 1998 from $312.3 million in the nine months ended September 30, 1997, an increase of $16.6 million or 5.3%, primarily as a result of increased pro forma are sales. As a percentage of sales, Pro forma cost of sales was 72.8% for the nine months ended September 30, 1998 and 73.4% for the nine months ended September 30, 1997. The decrease as a percentage of sales is a result of favorable pricing received from certain suppliers of flowers and an increase in intercompany sales.

  Selling General and Administrative. Selling general and administrative expenses increased to $95.4 million in the nine months ended September 30, 1998 from $87.8 million for the nine months ended September 30, 1997, an increase of $7.6 million or 8.6%. The increase is primarily due to an increase in expenses at certain of the April 1998 Class companies in the three months prior to their acquisition and increased selling, commissions and other costs associated with the increased sales at the companies involved in importing and bouquet manufacturing, as well as increased costs at the Company.

     Operating Income. As a result of the factors discussed above, operating income increased to $23.5 million in the nine months ended September 30, 1998 from $21.9 million in the nine months ended September 30, 1997, a increase of $1.6 million, or 7.5%. As a percentage of net sales, operating income increased to 5.2% in the nine months ended September 30, 1998 from 5.1% in the nine months ended September 30, 1997.

Special Note Regarding Forward Looking Statements
-------------------------------------------------

Except for historical information contained herein, the statements made in this Form 10-Q, including those with respect to results for the three and nine month periods ended September 30, 1998 as they apply to possible results for the full fiscal year, and those with respect to the effects of purchasing synergies, expense reductions, acquisition explorations and marketing and research and development efforts, as they apply to such possible future synergies, reductions, exploration efforts or the Company's results therefore constitute forward-looking statements that involve certain risks and uncertainties. Certain factors may cause actual results to differ materially from those contained in the forward looking statements, including those risks detailed in the Company's Prospectus dated May 8, 1998 relating to, among other things: the absence of a combined operating history; the Company's acquisition strategy; the concentration of flower sales in traditional holiday periods; the financing of acquisitions; the Company's internal growth and operating strategies; seasonality, cyclicality, fluctuations in quarterly operating results, and weather; competition; the amortization of intangible assets; dependence upon key personnel; and imported products matters. In addition, results may vary as a result of factors set forth from time to time in the Company's reports on file at the Securities and Exchange Commission.

Liquidity and Capital Resources
-------------------------------

The Company's principal sources of liquidity have historically been cash flows from operating activities and borrowings. To date, approximately $127.5 million has been used to fund the cash portion of the consideration paid in connection with the acquisitions.

Effective October 2, 1998, USA Floral amended and restated its existing credit agreement with a syndicate of leaders for which Bankers Trust Company serves as agent (the "Amended Credit Agreement"). Pursuant to the terms of the Amended Credit Agreement, the amount of the Company's revolving credit facilities was increased to $200 million, of which the sub-limit for permitted acquisitions is $180 million and the sub-limit for working capital purposes and letters of credit is $20 million. In addition, of the $200 million in revolving credit facilities, up to $15 million has been designated to be a revolving loan which is available to certain foreign subsidiaries of USA Floral in either Deutsche Marks or Guilders. Finally, a new $50 million, Deutsche Mark denominated term loan was created as an additional source of borrowings in excess of the $200 million revolving credit facilities. Borrowings under the revolving credit facilities bear interest, at the Company's option, at (a) Bankers Trust Company's base rate plus an applicable margin of up to 1.O% or (b) a Eurodollar rate plus an applicable margin of up to 2.25%. Borrowings under the term loan bear interest at the interbank rate for Deutsche Marks plus an applicable margin of up to 2.25%. The Company paid on closing a financing fee of approximately $3.6 million, which has been deferred and will be amortized over the term of the Amended Credit Agreement. In addition, a commitment fee of up to 0.50% will be charged on the unused portion of the revolving credit facilities on a quarterly basis. Both the revolving credit facilities and the term loan mature five years from the closing date.

  The entire $50 million proceeds of the new term loan and $54.1 million of the borrowings available under the revolving credit facilities were used to finance the aggregate purchase price of approximately $90 million (including the assumption of indebtedness) and related transactional expenses for the purchase of the business of Florimex.

In addition, on October 2, 1998, the Company rolled over approximately $86.5 million in outstanding borrowings, accrued interest and related fees under its existing revolving credit facility, so that the aggregate both the revolving credit facilities and the term loan were approximately $190 million.

  The proceeds of the outstanding borrowings under the revolving credit facility prior to its amendment on October 2, were used to finance acquisitions and fund related working capital requirements.

  As a result of the amendment and restatement of the credit facility and termination of the original credit agreement, the Company will record a charge before income taxes of $1,602 in the fourth quarter of 1998, to the write off unamortized portion of the deferred financing fee related to the original credit agreement.

    The capital expenditures of the Company for the nine months ended September 30, 1998 were approximately $2.6 million. These capital expenditures were primarily for vehicles, machinery, office equipment and computer equipment and software, building additions and facility upgrades. Although the Company currently does not have any commitments to make significant capital expenditures, the Company does expect to expend approximately $10 million for capital expenditures in the next twelve months in the normal course of business.

Excluding capital requirements for future acquisitions, if any, which the Company cannot currently predict, the Company believes that funds generated from operations, together with borrowings under the Amended Credit Agreement, will be sufficient to finance its current operations and planned capital expenditure requirements at least through 1999. To the extent that the Company is successful in consummating future acquisitions, if any, it may be necessary to finance such acquisitions through the issuance of additional equity securities, incurrence of indebtedness, or a combination of both. Such additional equity issuances or incurrances of indebtedness may not be possible, or if possible may not be available on terms acceptable to the company.

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings

             The Company is not a party to any material legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds

             (a) Not applicable.
             (b) Pursuant to the Amended Credit Agreement, the Company is
                 not permitted to pay dividends upon its common stock without the consent of the lenders thereunder.
             (c) Not applicable.
             (d) No longer applicable.

Item 3.  Defaults upon Senior Securities

             None

Item 4.  Submission of Matters to a Vote of Security Holders

             None

Item 5.  Other Information

             None

Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits. The following exhibit is filed with this report:

        Exhibit No.                Description
        -----------                -----------
           27.1                    Financial Data Schedule
                                   (pursuant to Item 601 (c)(1)(iv) of
                                   Regulation S-K, this exhibit shall
                                   not be deemed to be filed for
                                   purposes of Section 18 of the
                                   Securities Exchange Act of 1934, as
                                   amended)

      (b) Reports on Form 8-K during the period covered by this report, the Company filed the following reports on Form 8-K.

             None

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        U.S.A. FLORAL PRODUCTS, INC.

Date:  November 16, 1998                By:    /s/ W. Michael Kipphut
                                        ------------------------------------
                                        W. Michael Kipphut,
                                        Chief Financial Officer