Form 10-Q/A
period 1998-09-30
U S A FLORAL PRODUCTS INC
filed 1999-03-04
CIK 1043438

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                  __________

                                  FORM 10-Q/A


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1998

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ___________

                      Commission file number:  000-23121

                         U.S.A. FLORAL PRODUCTS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                       Delaware                                    52-2030697
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)     (I.R.S. EMPLOYER IDENTIFICATION NO.)

1025 Thomas Jefferson Street, N.W.
      Suite 300 East
     Washington, DC                                                     20007
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                             (ZIP CODE)


Registrant's Telephone Number, Including Area Code  (202) 333-0800

                                Not Applicable
 (FORMER NAME, FORMER ADDRESS, AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  [X] Yes   [ ]  No

     The number of shares outstanding of the registrant's Common Stock, par value $.001 per share (which is the only outstanding class of the registrant's common stock) was 14,850,398 shares at November 16, 1998.

                         U.S.A. Floral Products, Inc.
                                  Form 10-Q/A
               For the Quarterly Period Ended September 30, 1998

                               Table of Contents



                                                                            Page
                                                                            ----
Part I.     Financial Information..........................................

 Item 2.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations..........................................

Signatures  ...............................................................

                        PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

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

                                              YEAR ENDED                  NINE MONTHS ENDED
                                              ----------                  -----------------

                                              DECEMBER 31,        SEPTEMBER 30,        SEPTEMBER 30,
                                              -----------         -------------        ------------
                                                 1997                 1998                 1997
                                                 ----                 ----                 ----
                                                 $561,790            $451,621            $425,786
Net Sales

Cost of Sales                                     410,836             328,955             312,338

Selling, General and
  Administrative Expenses                         119,961              95,397              87,826

Goodwill Amortization                               5,011               3,757               3,757
                                                 --------            --------            --------

                                                 $ 25,988            $ 23,512            $ 21,864
Operating Income                                 ========            ========            ========


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

     Effective October 2, 1998, USA Floral amended and restated its existing credit agreement with a syndicate of leaders for which Bankers Trust Company serves as agent (the "Amended Credit Agreement"). Pursuant to the terms of the Amended Credit Agreement, the amount of the Company's revolving credit facilities was increased to $200 million, of which the sub-limit for permitted acquisitions is $180 million and the sub-limit for working capital purposes and letters of credit is $20 million. In addition, of the $200 million in revolving credit facilities, up to $15 million has been designated to be a revolving loan which is available to certain foreign subsidiaries of USA Floral in either Deutsche Marks or Guilders. Finally, a new $50 million, Deutsche Mark denominated term loan was created as an additional source of borrowings in excess of the $200 million revolving credit facilities. Borrowings under the revolving credit facilities bear interest, at the Company's option, at (a) Bankers Trust Company's base rate plus an applicable margin of up to 1.0% or (b) a Eurodollar rate plus an applicable margin of up to 2.25%. Borrowings under the term loan bear interest at the interbank rate for Deutsche Marks plus an applicable margin of up to 2.25%. The Company paid on closing a financing fee of approximately $3.6 million, which has been deferred and will be amortized over the term of the Amended Credit Agreement. In addition, a commitment fee of up to 0.50% will be charged on the unused portion of the revolving credit facilities on a quarterly basis. Both the revolving credit facilities and the term loan mature five years from the closing date.

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

     Excluding capital requirements for future acquisitions, if any, which the Company cannot currently predict, the Company believes that funds generated from operations, together with borrowings under the Amended Credit Agreement, will be sufficient to finance its current operations and planned capital expenditure requirements at least through 1999. To the extent that the Company is successful in consummating future acquisitions, if any, it may be necessary to finance such acquisitions through the issuance of additional equity securities, incurrence of indebtedness, or a combination of both. Such additional equity issuances or incurrences of indebtedness may not be possible, or if possible may not be available on terms acceptable to the Company.

YEAR 2000 COMPLIANCE

The Company has been conducting a comprehensive review of its computer systems to identify those that could be adversely affected by the "Year 2000 issue" (which refers to the inability of many computer systems to process accurately dates later than December 31, 1999), and is executing a plan to remediate or replace affected systems.

The Company's Year 2000 compliance project includes four phases: (1) evaluation of the Company's owned or leased systems and equipment to identify potential Year 2000 compliance issues; (2) remediation or replacement of Company systems and equipment determined to be non-compliant (and testing of remediated systems before returning them to production); (3) inquiry regarding Year 2000 readiness of material business partners and other third parties on whom the Company's business is dependent; and (4) development of contingency plans, where feasible, to address potential third party non-compliance or failure of material Company systems.

The initial phase of the Company's Year 2000 compliance project included the evaluation of all software, hardware and equipment owned or licensed by the Company, and identification of those systems and equipment requiring Year 2000 remediation. Analysis of all material software and hardware has been completed and of those systems requiring remediation or replacement, approximately 35% (or 50% of all system users) have already been replaced by Year 2000 compliant hardware and software. The Company anticipates that all remaining material systems will be remediated or replaced by October, 1999.

The costs and timing for replacement of certain of the Company's systems that were not Year 2000 compliant have been anticipated as part of the Company's planned information systems spending. The Company estimates that the total additional cost of managing its Year 2000 project, remediating existing systems and replacing non-compliant systems, is approximately $6.0 million of which approximately $0.3 million will be expensed as incurred, and $5.7 million will be capitalized. Although the Company believes its Year 2000 compliance efforts with respect to its systems will be successful, any failure or delay could cause actual costs and timing to differ materially from that presently contemplated. The Company intends to develop a contingency plan to permit its primary operations to continue if the Company's modifications and conversions of its systems are not successfully completed on a timely basis, but the foregoing cost estimates do not take into account any expenditures associated with such contingencies. The Company's cost estimates also do not include time or costs that may be incurred as a result of third parties' becoming Year 2000 compliant on a timely basis.

The Company is communicating with its business partners, including the key suppliers, vendors, banks and other third parties with whom it does business, to obtain information regarding their state of readiness with respect to the Year 2000 issue. Failure of third parties to remediate Year 2000 issues affecting their respective businesses on a timely basis, or to implement contingency plans sufficient to permit uninterrupted continuation of their businesses in the event of a failure of their systems, could have a material adverse effect on the Company's business and results of operations. Assessment of third party Year 2000 readiness is expected to be substantially completed by May, 1999. The Company will not be able to determine its most reasonably likely worse case scenario until the assessment of third parties' Year 2000 compliance is completed.

The Company's Year 2000 compliance project includes development of a contingency plan designed to support critical business operations in the event of the occurrence of systems failures or the occurrence of reasonably likely worst case scenarios. The Company anticipates that contingency plans will be substantially developed by July, 1999.

The Company may not be able to compensate adequately for business interruption caused by certain third parties. Potential risks include suspension or significant curtailment of service or significant delays by banks, utilities or common carriers, or at U.S. ports of entry. The Company's business also could be materially adversely affected by the failure of governmental agencies to address Year 2000 issues affecting the Company's operations. For example, a significant amount of the Company's merchandise is grown outside the United States, and the Company is dependent upon the issuance by foreign governmental agencies of export visas for, and upon the U.S. Custom Service to process and permit entry into the United States of, such merchandise. If failures in government systems result in the suspension or delay of these agencies' services, the Company could experience significant interruption or delays in its product flow.

The costs and timing for management's completion of Year 2000 compliance, modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, the success of third parties' Year 2000 compliance efforts and other factors. There can be no assurance that these assumptions will be realized or that actual results will not vary materially.

                                  SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  U.S.A. FLORAL PRODUCTS, INC.

Date:  March  4, 1999       By:   ___________________________________________
                                     W. Michael Kipphut
                                     Chief Financial Officer
                                     (On behalf of the registrant and as
                                     Principal Financial and Accounting Officer)