Form 10-K405
period 1998-12-31
U S A FLORAL PRODUCTS INC
filed 1999-03-31
CIK 1043438

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT
        TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the fiscal year ended December 31, 1998

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


                                                          20007
  1025 Thomas Jefferson Street, N.W.,                  (Zip Code)
   Suite 300 East, Washington, D.C.
    (Address of Principal Executive
               Offices)

Registrant's telephone number, including area code: (202) 333-0800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class  Name of Each Exchange on Which Registered
-------------------  -----------------------------------------
       None                       Not applicable

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.001 per share
                               (Title of Class)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of March 15, 1999, the aggregate market value of voting common stock held by non-affiliates of the registrant, based upon the last reported sale price for the registrant's Common Stock on the Nasdaq National Market on such date, as reported in The Wall Street Journal, was $152,278,379 (calculated by excluding shares owned beneficially by directors and executive officers as a group from total outstanding shares solely for the purpose of this response).

  The number of shares of the registrant's Common Stock outstanding as of the close of business on March 15, 1999 was 15,939,538.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain portions of the definitive Proxy Statement of U.S.A. Floral Products, Inc. to be used in connection with the 1999 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein, the Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.

                                    PART I

Item 1. Business

  In this Annual Report on Form 10-K ("Form 10-K"), "USA Floral," "we," "us," and "our" refer to U.S.A. Floral Products, Inc. and its subsidiaries, unless the context otherwise requires. This Form 10-K contains (or incorporates by reference) certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements generally can be identified by the use of forward-looking terminology such as "may," "will," "intend," "estimate," "anticipate," "believe," "expect," or "continue" or variations thereon or similar terminology. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about USA Floral, including among other things:

  .  general economic and business conditions;

  .  changes in, or failure to maintain, current pricing levels;

  . changes in political, social and economic conditions and local regulations, particularly in Central America and South America;

  .  currency and interest rate exposure;

  .  changes in, or failure to comply with, government regulations;

  .  demographic changes;

  .  change in our sales mix;

  .  our ability to obtain floral products during periods of peak demand;

  .  any reduction in sales to or loss of any significant customers;

  .  competition;

  .  changes in our business strategy or development;

  . availability of sufficient capital to meet our needs or on terms or at times acceptable to us; and

  .  availability of qualified personnel.

  We undertake no obligation to update publicly or to revise any forward-looking statements, whether as a result of new information, future events or otherwise. Because of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-K might not occur.

Overview

  USA Floral is the largest integrated distributor of floral products in the world. We are organized into two divisions, an International Division and a North American Division. Within each of these divisions, we have three reportable operating segments: Importing/Exporting, Wholesale Distribution and Bouquet Making. For revenue, income and asset information about each of these segments, see our Consolidated Financial Statements included elsewhere in this Form 10-K.

  Through these divisions, we:

  . import, export and distribute floral products and floral-related hardgoods;

  . engage in brokerage and shipping services for wholesale distributors of both international and domestic cut flowers;

  .  provide floral fulfillment services to non-store retailers; and

  . provide in-store merchandising services to certain supermarkets and mass-market retailers.

  Increasingly, we provide higher value-added services including bouquet and arrangement making, product branding, marketing support to retailers and freshness dating. Our customers are retail florists, supermarkets, other mass-market retailers and Internet and catalog retailers, as well as wholesale distributors and bouquet and arrangement makers. We do not own or operate growing operations or retail florists. We operate from 120 facilities in 21 countries located on five continents. On a pro forma combined basis, our revenues for the year ended December 31, 1998 were approximately $1.0 billion, and our pro forma operating income (before non-recurring charges of $6.3 million) was approximately $36.1 million.

Industry Overview

  The worldwide floriculture industry, which, according to industry statistics, had total revenues at the retail level of approximately $60.0 billion in 1997 (compared to less than $45.0 billion in 1990), produces, distributes and markets fresh-cut flowers and greens, potted plants and floral-related hardgoods, such as vases, glassware, foam and other supplies. Industry participants include growers, retailers and distributors. Distributors include importers, exporters, wholesale distributors and bouquet companies. Distributors move flowers from growing regions throughout the United States and in countries around the world to retail florists, supermarkets, discount stores and other mass-market retailers, and Internet and catalog retailers; USA Floral is a distributor.

  World per-capita consumption of fresh-cut flowers varies widely by country, according to statistics published by the Flower Council of Holland. In 1997, Switzerland's per-capita consumption of flowers was $120, the highest in the world. While the United States per-capita consumption grew from $20 in 1990 to $25 in 1997, U.S. consumption is significantly lower than that of most European and developed Asian countries. We believe that the shorter distribution channel in Europe and Asia results in fresher, longer-lasting products, which in turn significantly contributes to the higher per-capita consumption.

  Fresh flowers are grown commercially at farms in most countries around the world. The three primary consumption markets for floral products in the world are Europe, North America and Japan. Principal sources of worldwide supply are growers in Colombia and Ecuador in South America, Holland, France and Italy in Europe, East Africa, Israel, and to a lesser extent Australia, Thailand and New Zealand in the Pacific Rim. Holland, however, is by far the largest supplier of floral products in the world. South America is the predominant source of supply for flowers imported into the United States. Domestic sources of supply include growing operations in Florida, California and the Pacific Northwest, as well as Hawaii for tropical varieties. The principal international source of supply is flower auctions which are located primarily in Holland. The majority of flowers sold at the flower auctions are grown in Holland by small, family-owned businesses. While a limited number of growers operate large, integrated growing operations, both international and domestic growers are typically small businesses operating in a highly fragmented environment. USA Floral is not a grower.

Distribution Channels

  In the North American market, flowers grown abroad arrive at United States ports of entry, principally Miami, Florida, by air each day. Flowers imported into the United States primarily consist of roses, carnations and chrysanthemums, each of which is imported in a number of varieties. Importers of floral products, including USA Floral, receive these flowers, generally on consignment, and facilitate their passage through United States customs inspection and clearance procedures. Typically, flowers spend one or two days in customs clearance.

  Importers match the available flower supply with demand from wholesale distributors and bouquet companies, break down shipments into lots sized to meet customer requirements, and then ship the flowers primarily in refrigerated trucks. The flowers are shipped from importers' facilities at ports of entry, most of which are located in Miami, or from domestic growers on refrigerated trucks, usually arriving at the wholesale distributor, including USA Floral, within one to three days from the date of order. The wholesale distributors then market and supply fresh flowers and floral-related hardgoods to traditional retail florists and mass-market retailers, as well as to bouquet companies.

  Bouquet companies employ mass-production techniques in order to replicate cost-effectively a particular floral arrangement for widespread distribution. They wrap cut flowers in plastic sleeves and produce floral arrangements, which are packaged in shipping containers, for sale through mass-market retailers such as supermarkets, discount retailers and chain stores.

  Floral products are generally sold at retail to consumers through traditional retail florists which are typically small, family-owned businesses, supermarkets and other mass-market retailers. According to statistics published by the Society of American Florists, there are approximately 40,000 traditional retail florists, with average annual revenues of $250,000. Wire services such as Florists' Transworld Delivery Association ("FTD") and order aggregators such as 1-800-FLOWERS rely upon traditional retail florists to fulfill their orders. Increasingly, Internet and catalog retailers are selling floral products to retail consumers. The Internet and catalog retailers generally rely upon wholesale distributors and bouquet companies to fulfill their orders.

  The distribution channel for our international operations and our North American operations are similar, except that our international operations:

  . rely upon the flower auctions for supply rather than direct relationships with growers; and

  .  include export companies.

  Exporters purchase the majority of their flowers on a daily basis from flower auctions located primarily in Holland. Our exporters also purchase a small percentage of their flowers directly from growers. After purchasing flowers, exporters process the flowers (i.e., cut, hydrate, re-bunch and package for shipment). Exporters then sell the flowers and arrange and coordinate outbound freight to ship the flowers to importers throughout Europe and Asia. The European and Asian importers and wholesale distributors purchase the flowers upon physical receipt, rather than take the flowers on consignment as is typical for our North American importers.

  The distribution channel in the floriculture industry is highly fragmented and consists mainly of small, family-owned firms that operate from a single location or from a small number of outlets in a single region. While floral products have historically been sold at retail through a large number of traditional florists, who continue to serve the majority of consumers, we believe, based upon the experience of our management, that changes in consumer buying habits are causing more consumers to seek floral products from mass-market retailers such as supermarkets, discount retailers and chain stores. We believe that sales in the United States retail segment of the floriculture industry totaled approximately $15 billion in 1997, and that approximately 47% of retail sales in the United States and 15% of international retail sales were generated by mass-market retailers. We believe that the growing consumer preference for more convenient floral products retailers, together with the potential efficiencies to be achieved from operating floral products businesses on a large scale, provide an attractive opportunity for us to continue to build an integrated floral products distributor that can serve the growing mass-market while continuing to meet the needs of the traditional florists for high quality products and services.

Competitive Strengths

  Market Leader. We should be able to leverage our position as the largest integrated distributor of floral products in the world to increase revenues and achieve cost savings. We have hundreds of sources of supply located throughout the world and more points of distribution than any of our competitors. Our size and international presence allow us to better serve large mass-market retailers with diverse geographic locations. In addition, we believe that our size gives us significant buying power with growers and hardgoods suppliers and allows us to realize savings on transportation and handling costs of fresh flowers as compared to some of our competitors.

  Ability to Manage National and International Account Fulfillment
Programs. Our size and multiple sources of supply and distribution give us the unique ability to enter into and service national and international floral account programs with large mass-marketers and Internet and catalog retailers.

  Experienced Management. Our senior management team has extensive experience in the floral distribution industry, the integration of businesses and the distribution of products to retailers. Our Chairman and Chief Executive Officer, Robert J. Poirier, has over 23 years of experience in the floriculture industry. Mr. Poirier has served as an executive at 1-800-FLOWERS, where his emphasis was on retail operations, and at FTD, where he focused on network operations. Dwight Ferguson, our Vice Chairman, was formerly the President and Chief Operating Officer of Florimex Worldwide GmbH ("Florimex"), an international importer, exporter and wholesale distributor of fresh-cut flowers which we acquired on September 30, 1998. Prior to joining Florimex, Mr. Ferguson was a division vice president at Chiquita Brands International with responsibility for sales, marketing and operations in the southern United States. Christopher Wilson, our Chief Operating Officer, was formerly a division president at a nationwide distributor of products to convenience stores, mass-market retailers and fast food restaurants. W. Michael Kipphut, our Chief Financial Officer, was formerly the Vice President and Treasurer of Evenflo & Spalding, a global manufacturer and licensor of branded consumer products.

  International Presence. Since our acquisition of Florimex, we have been operating as importers, exporters, wholesale distributors and bouquet companies throughout Europe and Asia. We have sourcing and export facilities in Holland, Colombia, Ecuador, Thailand and South Africa. Our significant international presence gives us access to the worldwide production of flowers and floral products and the opportunity for our domestic operations to purchase flowers from our international operations.

Business Strategy

  Streamline Distribution Channel. The traditional North American distribution channel can take from eight to seventeen days to move flowers from growers to consumers and requires that the flowers are handled numerous times during that period. At each stage of the distribution chain, the pricing of cut flowers varies with quality and freshness. As days pass from the time of first cutting, fresh products that remain unsold decline in price, until they are ultimately sold or discarded. Because the freshest, highest-quality flowers command the highest prices, the distribution system effectively rewards the growers that produce the best flowers, the importers and brokers that clear and match flowers with buyers most efficiently, and the wholesale distributors and bouquet companies that store and preserve flowers most effectively and bring the best products to market most quickly.

  This traditional North American distribution channel is slow and inefficient. The international distribution channel is much shorter; it moves flowers from growers to consumers in three to fourteen days. We believe that there are several reasons for the more efficient international distribution channel. First, the majority of flowers sold at the auctions are grown locally in Holland. Second, floral products are not stored at the growers or exporters as is often the case with flowers exported from South America into the United States. Finally, there are not the customs clearance delays associated with importing flowers into the United States. Because some of these differences in the marketplace are beyond our control, we cannot replicate the international distribution channel in North America. However, we believe that we can reduce the time that fresh flowers are in the North American distribution channel by up to 75% and thereby provide higher quality, fresher products and increase consumer demand. We believe that we are well-positioned to accomplish this goal because of our size, relationships with growers and our numerous sourcing and distribution facilities located throughout the world. In addition to reducing the time that flowers are in the distribution channel, we believe that we can reduce the number of times that flowers are handled while in that channel. We recently leased a new distribution facility in Blytheville, Arkansas, which will give us a centralized distribution facility with better access to United States markets. We are also working with overnight delivery services to bring a fresher product to the consumer faster. We believe that, because of our size and infrastructure, we are the first floral distributor to be in a position to re-engineer the distribution channel in North America.

  Focus on Mass-Market Opportunities. The growth in flower sales by mass-market retailers and supermarkets has significantly exceeded the growth of flower sales generally. Mass-market flower sales have increased to 47% of total flower sales in the United States in 1997 from 31% in the mid 1980s. We believe that our national presence will increase our opportunities to be the distributor of choice for national mass-market retailers. We plan to leverage our national presence and our local distribution capabilities, in-store floral management initiatives and customer service to become the preferred provider of floral products to mass-market retailers, discount stores and supermarkets. With our acquisition of Florimex and its operating subsidiary, Sierafor B.V., we have expanded our international bouquet and arrangement making and distribution business, and we believe we are well-positioned to participate in the anticipated growth of European and Asian mass-market flower sales. Although per-capita consumption of floral products in Europe and Asia is greater than per- capita consumption in the United States, at present, only 15% of total flower sales in Europe and less than 10% of total flower sales in Asia are sold through the mass market.

  Pursue Internet Commerce Initiative. Through our recently established Interactive Services Division, we will offer expanded Internet-based services to our traditional and non-traditional customers. We plan to offer a comprehensive line of bulk floral products from our International and North American Divisions, utilizing the Internet and e-commerce to streamline the distribution channel and provide better customer service. We also plan to offer non-traditional customers that choose to ship direct to consumers via next day delivery services a complete line of floral products, packaging, shipping and fulfillment services. As more consumers turn to the Internet for retail and gift purchases, we believe we are well-positioned to provide fulfillment services to a wide range of on-line retailers that service this demand.

  Employ Branding Strategy. Because of our size and international presence, we have the ability to privately label, repackage and distribute floral products. By utilizing our contacts with growers and leveraging our distribution capabilities, we believe that we can establish specifications for fresh flowers and control product quality at each step in the distribution process, thereby building a brand identification that will command a premium price. In October 1998, we entered into an exclusive licensing arrangement with Sunkist Growers to market flowers in supermarkets under the Sunkist brand name. We plan to begin testing the Sunkist program, which will feature fresh flowers with guaranteed vase-life as well as cards, ribbons and other supplies, in selected North American supermarkets in the Spring of 1999 and in selected international supermarkets later in 1999. Our association with Sunkist is the first effort to brand products in the floral industry; we intend to pursue similar opportunities to create other high-quality branded products.

  Improve Operating Margins. As we seek to streamline the distribution channel, we plan to continue to integrate our operations and eliminate costs. Our North American operations attempt to minimize the risk of spoilage at the import level, and thereby improve operating margins, by purchasing the majority of floral products from growers on a consignment basis. We believe that over time we will be able to develop and market high value-added products and services, such as branded flowers and bouquets specifically identified with quality and consistency. To a limited extent, our subsidiary companies have been suppliers to and customers of each other. We expect these relationships to increase and, with our acquisition of Florimex, our domestic operations now have the opportunity to purchase flowers from our international operations as well. We expect intercompany purchases to improve our operating margins.

  Pursue Selective Strategic Acquisitions. We believe that opportunities to add key distribution points to our North American Division continue to exist. We plan to continue to make selected acquisitions of established, high-quality local companies in targeted geographic areas to enhance our nationwide presence. Additional acquisitions will complement our distribution capabilities and our ability to provide local service to our national customers. We also plan to acquire selected bouquet companies located outside of the United States to enhance our International Division's bouquet making capabilities.

International Operations

  On September 30, 1998, we significantly expanded our international operations with the acquisition of Florimex. To acquire the Florimex businesses, we paid approximately $66.1 million in cash. Florimex operates through approximately 60 offices located in countries throughout the world, including Austria, Canada, China, Colombia, the Czech Republic, Ecuador, France, Germany, Holland, Italy, Japan, Poland, South Africa, Spain, Sweden, Switzerland, Thailand, the United Kingdom and the United States. Florimex buys flowers from sources throughout the world and transports them, typically by air, to distribution facilities for resale to wholesale distributors and retailers. Florimex imports flowers through 60 locations covering all major floral consumption markets. Florimex conducts export operations primarily through one of its operating subsidiaries, Baardse B.V., which is Holland's third largest cut flower export company. Baardse B.V. is headquartered in Aalsmeer, Holland, at the site of the world's largest flower auction facilities. In addition to the Aalsmeer auction, Florimex routinely acquires flowers from all principal Dutch flower auctions. Florimex's exporting operations sell and ship products directly to other USA Floral subsidiaries as well as to other wholesale distributors and bouquet companies. Florimex conducts wholesale operations throughout Europe from its headquarters in Nuremberg, Germany and Prague, Czech Republic.

  Our acquisition of Florimex provides us with certain strategic benefits, including:

  . an immediate and significant international presence in the floral products industry;

  . the addition of multiple sourcing operations located throughout the world;

  . opportunities to capitalize on the anticipated growth in flower sales by the mass-market segment in Europe and Asia;

  . intercompany opportunities for sourcing floral products as well as opportunities to source and service our domestic operations;

  . an ability to leverage intercompany opportunities to improve our operating margins;

  . an opportunity to be on the leading edge of e-commerce and Internet-based sales initiatives throughout Europe and Asia;

  . opportunities to capitalize on the existence of international flower-giving holidays such as All Saint's Day that fall in the fourth quarter and thereby decrease our reliance upon sales of floral products in the first and second quarter;

  .  a significant presence at the world's largest flower auctions; and

  . the opportunity to advance operational and administrative integration in Holland and Germany.

Distribution

  The majority of floral products distributed throughout the United States are distributed through facilities located in Miami, Florida. We are the leading distributor of floral products out of Miami. To a limited extent, we also distribute products out of facilities located in Dallas, Texas.

  In December 1998, we began to lease a distribution facility in Blytheville, Arkansas, at the site of the former Eaker Air Force Base. We plan to use this facility not only as a distribution center for our North American Wholesale Distribution operations but also as a production hub where we will process incoming flowers (i.e., break bulk, hydrate, re-cut stems and re-package to suit customer demand) to facilitate distribution of flowers and hardgoods to retail florists, mass-market retailers, wholesale distributors and Internet-based marketers throughout North America. The 80,000 square-foot facility is 60 miles north of Memphis, the location of one of the largest overnight carriers in the United States. We expect this facility to be fully operational in the second quarter of 1999. We also have the capability to significantly expand this facility should the need arise. Our Blytheville location will give us a centralized distribution facility with better access to United States markets. We think that the geographic location of the Blytheville facility can lead to transportation efficiencies with overnight and other carriers. We are also exploring the possible use of the Blytheville, Arkansas Aeroplex for importing flowers in the future directly from Colombia and Ecuador.

  Most of the floral products that we distribute throughout Europe and Asia are distributed through facilities located in Holland in close proximity to the flower auctions which provide the majority of our international supply.

Company Products and Services

  Our company is organized primarily on a geographic basis with an International Division and a North American Division and secondarily based upon products and services that we offer. Each division operates in three segments: import/export; wholesale; and bouquet companies.

  Importing. We import fresh flowers, including roses, carnations and chrysanthemums, from abroad, principally from Colombia and Ecuador in South America, Holland in Europe, Africa, Israel, and to a lesser extent Australia, Thailand and New Zealand in the Pacific Rim. Most of the flowers we import into the United States arrive at the U.S. port of entry in Miami, Florida. Our domestic importers assist in clearing shipments through United States customs, transferring the flowers to our facilities for pre-cooling and then acting as intermediaries to link the available flowers with the needs of wholesale distributors and bouquet companies throughout the country.

  Exporting. Through our international operations, we export fresh flowers. Our exporters purchase the majority of their flowers on a daily basis from flower auctions located principally in Holland. Our exporters also purchase a small percentage of their flowers directly from growers. After purchasing flowers, exporters process the flowers (i.e., cut, hydrate, re-bunch and package for shipment), then sell the flowers and arrange and coordinate outbound freight to ship the flowers to importers throughout Europe and Asia. The European and Asian importers and wholesale distributors purchase the flowers upon physical receipt, rather than take the flowers on consignment as is typical for our North American importers.

  Wholesale Distribution. We sell imported and domestic perishable floral products and floral-related hardgoods directly to thousands of retail florists and mass-market retailers. We have wholesale operations throughout much of the United States, Germany, the Czech Republic and in the Western Provinces of Canada. Our wholesale distributors process incoming flowers (i.e., break bulk, hydrate, re-cut stems and re-package to suit customer demand) to facilitate further distribution to retail florists and mass-market retailers. Our wholesale distributors make deliveries to retailers on a daily basis, assist mass-market retailers with the presentation of floral products and prepare specific arrangements to meet customer needs. We also serve as a broker for domestic flowers, linking flowers grown primarily in California with wholesale distributors and bouquet companies throughout the United States.

  Bouquet Making, Distribution and Other Value-Added Activities. We take fresh flowers obtained from growers or importers and create pre-packaged bouquets and arrangements which are sold by mass-market retailers, discount chains, and supermarkets throughout the United States, Europe and Japan. We also have programs with mass-market retailers where we provide marketing materials and maintain floral displays for these retailers to ensure attractive presentation and maintenance of high-quality flowers and arrangements.

Sales and Marketing

  We have an international sales force to market floral products directly to entities at the next level of the distribution chain. Sales and marketing are conducted primarily on a one-to-one basis by telephone calls to established accounts. Our salespeople are generally compensated on a commission basis or through other incentive-based compensation programs that encourage employees to build existing business as well as generate new customer relationships. In addition, our wholesale distributors typically maintain limited "showroom" space for walk-in business from trade customers in which hardgoods, such as vases and ribbons, are displayed for sale. Trade customers can also examine and select fresh flowers from on-site coolers.

  In addition to our exclusive licensing arrangement with Sunkist Growers, we have also established programs with mass-market retailers where our personnel maintain floral displays for these retailers, to ensure attractive presentation and maintenance of high-quality flowers.

  We believe that our size and international presence will create opportunities to promote other high-quality, brand-name products, principally through direct sales techniques and retail promotions. In addition, we intend to seek corporate account opportunities to market products to selected audiences of employees and corporate purchasing personnel. We also have the ability to privately label, repackage and distribute floral products, along with other giftable products, on behalf of Internet and other retailers.

Internet Commerce

  With the addition of our Blytheville distribution facility, we believe we are well-positioned to provide fulfillment services to on-line retailers of floral and other giftable products. Internet retailers, who have the capacity to market flowers directly to customers, do not have the capabilities necessary to buy the flowers and distribute them to the consumer. We, however, have the ability to privately label, repackage and distribute floral products, along with other giftable products, on behalf of these Internet retailers. In February 1999, we established our Interactive Services Division. Raymond C. Anderson, our Chief Information Officer, was appointed President of the Interactive Services Division. Through this division, we plan to offer a comprehensive line of floral products, packaging, shipping and fulfillment services to a wide range of on-line retailers. We also have the ability to work with and assist on-line retailers in implementing electronic data interchange transaction sets to enable us to accept, process and distribute orders in an efficient manner.

Sources of Supply

  Principal sources of our supply are growers in Colombia and Ecuador in South America, Holland in Europe, Africa, Israel, and to a lesser extent Australia, Thailand and New Zealand in the Pacific Rim. Since we acquired Florimex on September 30, 1998, we have had increased access to flowers grown throughout the world. In addition, the acquisition of Florimex has created an opportunity for our importers and wholesale distributors to buy flowers from our own exporters and preferred suppliers around the world. Such intercompany purchases should improve our operating margins.

  Although we do not generally enter into contracts with our suppliers, we actively manage relationships with a large number of growers, importers and brokers to obtain high-quality flowers in amounts and at times needed. In addition, when appropriate, we enter into standing order arrangements with certain importers, which provide for fixed quantity purchases on a fixed price basis throughout the year with higher quantities at that price during peak demand periods, to ensure an adequate supply of flowers during periods of peak demand. We buy our hardgood products from a number of suppliers. We believe that we have good relationships with our suppliers and that alternative sources of supply are readily available if necessary.

Customers

  We have thousands of customers, consisting of other wholesale distributors and bouquet companies, traditional florists, mass-market retailers and Internet and catalog retailers. Certain other participants in the floriculture industry, including wire services such as FTD and order aggregators such as 1-800-FLOWERS (both of which rely upon traditional retail florists to fulfill their orders), are also indirect customers for our products through the demand that their orders generate at retail florists. We generally do not enter into long-term sales contracts with our customers. We typically use purchase orders and other sales documentation that apply only to the specific sale. No single customer accounted for more than 5% of our actual or pro forma 1998 revenues. To a limited extent, our subsidiary companies have historically been suppliers to and customers of each other; we expect that these relationships will continue in the future and may expand.

Competition

  The distribution segment of the floriculture industry is highly competitive, with numerous distributors in each market. We, however, are the only company presently engaged in the vertical integration of floral products distribution on an international scale. We compete regionally with other importers, exporters, brokers, wholesale distributors and bouquet companies based upon price, credit terms, breadth of product offerings, product quality, customer service and location.

Employees

  As of March 15, 1999, we employed approximately 4,300 people. We believe that our relations with all of our employees are good.

Factors Affecting Our Prospects

  Our prospects may be affected by a number of factors, including the matters discussed below:

 Risks Related to Our Internal Growth Strategy

  Key elements of our growth strategy are to become more profitable and to continue to expand our net revenues. Our ability to increase net sales will be affected by many factors, including:

  .  demand for, and pricing and availability of, floral products;

  .  prices and demand for our floral products;

  .  our ability to expand the range of products and services offered;

  . the continued growth in flower sales by mass-market retailers and supermarkets;

  . implementation of our branding strategy and Internet commerce initiative; and

  .  our ability to successfully enter new markets.

  Many of these factors are beyond our control, and our strategies may not be successful, or we may be unable to generate cash flows adequate for our operations and to support internal growth. For example, while we believe that we can build a brand identification that will command a premium price, our branding strategy is unique to the floriculture industry and is still untested. There is no guarantee that consumers will be willing to pay a premium for branded products and that competition may result in downward pressure on prices.

  Likewise, our Internet commerce initiative is still in its infancy. Our programs with Internet retailers may not be successful for several reasons, including:

  .  quality control and return/refund issues;

  .  problems associated with direct shipping;

  . risks related specifically to individual website providers such as inadequate or ineffective advertising on their websites; and

  . our inability to implement, and technical problems with, computer hardware and software that is required for us to accept, process and distribute electronic orders for products.

 Risks Associated with Our International Sales and Operations

  Since our acquisition of the businesses of Florimex on September 30, 1998, we have been operating as importers, exporters, wholesale distributors and bouquet companies throughout Europe and Asia. We may experience substantial costs, delays or other operational difficulties in connection with integrating the Florimex business. In addition, international operations are subject to certain inherent risks, including:

  .  impact of recessions in economies outside the United States;

  .  prices and demand for our floral products;

  . difficulty in accounts receivable collection and longer collection periods;

  .  cost of enforcement of contractual obligations;

  . difficulties and costs of managing international and decentralized operations;

  .  limited protection for intellectual property rights in some countries;

  .  currency exchange rate fluctuations;

  .  political and economic instability; and

  .  potentially adverse tax consequences.

  In addition to dollars, our international revenues are denominated in local currencies, predominately Deutsche Marks and Guilders. We currently engage in limited currency hedging activities for the purpose of hedging payments and receipts of foreign currencies related to the purchase and sale of goods overseas. Future fluctuations in currency exchange rates may adversely affect our revenues and operating income from international sales.

 Risks Related to Operating Strategies

  We have experienced extremely rapid growth. We believe that in order for us to integrate effectively our acquired companies we must implement uniform company-wide accounting and management information systems. Our implementation of such systems is not yet complete. If we do not implement proper overall business controls, our operating strategy could result in inconsistent, inadequate or incorrect operating and financial practices at our current and subsequently acquired operating subsidiaries, which could materially and adversely affect our business, financial condition, results of operations and cash flows.

 Competition

  The distribution segment of the floriculture industry is highly competitive, with numerous distributors in each market. We compete with other importers, exporters, brokers, wholesale distributors and bouquet companies, based upon price, credit terms, breadth of product offerings, product quality, customer service and location. To the extent that we are unable to compete successfully against our existing and future competitors, our business, operating results, financial condition and cash flows will be materially adversely affected. While we believe that we compete effectively within our industry, additional competitors with greater resources may enter the industry and compete effectively against us. Also, if our customers do not accept our vertical integration strategy, they have numerous alternative sources of supply.

  We have several large competitors both in the United States and internationally, and we may not be able to compete effectively with one or more of our competitors. In addition, although in most regions throughout the world the floriculture industry is highly fragmented and consists mainly of small, family-owned firms, the industry has been changing and in certain regions some of our large competitors have already established dominant market share. For example, one of our competitors, an exporter/bouquet maker based in Holland, presently provides the majority of the flowers to the supermarkets in the United Kingdom. We may not be able to penetrate certain markets and, if we are able to do so, we may not be able to compete effectively against our established competitors.

  We also may compete with other companies for suitable acquisition candidates. We are aware of at least one other publicly traded company which engages in a similar line of business and which has an acquisition strategy that seems to be similar to ours. The existence of this competitor (or any other company with a similar acquisition strategy) may result in increased competition for suitable acquisition candidates and cause us to pay more for companies we wish to acquire or to decide not to acquire certain companies based upon price.

 Seasonality

  Our business is seasonal, with peak sales concentrated in the first and second calendar quarters as a result of holidays such as Valentine's Day and Mother's Day. In particular, a large portion of our annual revenues is derived from sales of floral products for Valentine's Day, one of the largest flower-giving holidays in the world. Historically, Valentine's Day sales have been relatively lower in years in which the holiday falls on a Saturday or Sunday. The past two years' Valentine's Day has fallen on the weekend.

 Weather and Other Factors

  The supply of perishable floral products is significantly dependent on weather conditions where the products are grown.

  . Severe weather, including unexpected cold weather, may affect the available supply of flowers at times of peak demand. For example, in order for a sufficient supply of roses to be available for sale on Valentine's Day, rose-growing regions must not suffer freezes or other harsh conditions in the weeks leading up to the holiday.

  . Aberrations in weather patterns, such as those attributed to El Nino may also affect the available supply of flowers.

  In addition to weather conditions, other factors, such as widespread disease affecting plants, may also impact the available supply of flowers. Shortages or disruptions in the supply of fresh flowers or our inability to purchase such materials from alternate sources at acceptable prices in a timely manner could lead to the loss of customers, which in turn could result in a material adverse effect on our business, financial condition, results of operations and cash flows.

 Cyclicality

  We believe that the floriculture industry is influenced by general economic conditions and particularly by the level of personal discretionary spending, and thus that the industry tends to experience periods of decline and recession during economic downturns. The industry may experience sustained periods of sales declines in the future, and any such decline may have a material adverse effect on USA Floral.

  We have in the past experienced quarterly variations in revenues, operating income (including operating losses), net income (including net losses) and cash flows. Certain of our operating subsidiaries have experienced net losses, and negative fluctuations have been particularly pronounced in the third and fourth calendar quarters. We expect to continue to experience such quarterly fluctuations in operating results (including possible net losses). We believe that, in addition to the factors mentioned above, such fluctuations may be due to:

  .  an oversupply, or reduced price, of commodity floral products;

  .  the loss of a major customer; and

  . additional selling, general and administrative expenses to acquire and support new business and the timing and magnitude of required capital expenditures.

  We plan our operating expenditures based on revenue forecasts, and a revenue shortfall below such forecasts in any quarter would likely adversely affect our operating results for that quarter.

 Dependence on Key Personnel

  We believe our success will depend upon the efforts and abilities of Robert
J. Poirier, our co-founder, Chairman of the Board, President and Chief Executive Officer, the other members of our management team and senior management of our operating subsidiaries. While we have entered into employment agreements with Mr. Poirier, other executive officers and senior management of our operating subsidiaries, we cannot assure that such individuals will remain with us throughout the terms of the agreements or thereafter. If we lose the services of one or more of these key employees before we are able to attract and retain qualified replacement personnel, our business could be adversely affected.

 Risks Related to Acquisition Financing

  Because we intend to make selective strategic acquisitions, a portion of our resources may be used for acquisitions. We cannot predict the timing, size, success or cost of acquisition efforts. We currently intend to finance any future acquisitions by using our common stock, cash or a combination of common stock and cash. However, if our stock price is low or if potential acquisition candidates are unwilling to accept our stock as part of the consideration, we may be required to use cash to complete acquisitions. If we do not have sufficient cash resources, we will not be able to complete acquisitions. We may not be able to obtain additional financing we may need for our acquisition program on terms that we deem acceptable. In addition, if we use our common stock for all or a portion of the consideration to be paid for future acquisitions, our existing stockholders may experience dilution.

 Amortization of Intangible Assets

  Approximately $267.8 million, or 54%, of our total assets as of December 31, 1998 consists of goodwill. Goodwill is an intangible asset that represents the difference between the aggregate purchase price for the net assets we have acquired and the fair value of such assets. We are required to amortize the goodwill from our acquisitions of our operating subsidiaries over a period of time, with the amount amortized in a particular period constituting an expense that reduces our net income for that period. In most cases, however, the amount amortized will not give rise to a deduction for tax purposes. In addition, we will be required to amortize the goodwill, if any, from any future acquisitions. A reduction in net income resulting from the amortization of goodwill may have an adverse impact upon the market price of our common stock.

 Risks Associated with Imported Products; Anti-dumping Liability

  The majority of the perishable floral products that we distribute are of foreign origin. These products are imported from suppliers located in more than 60 countries on five continents. We import fresh flowers, including roses, carnations and chrysanthemums, from abroad, principally from Colombia and Ecuador in South America, Holland in Europe, Africa, Israel, and to a lesser extent Australia, Thailand and New Zealand in the Pacific Rim. Civil or political unrest in any of these countries could impact our ability to obtain floral products at periods of peak demand or to obtain products at favorable prices. We are subject to foreign currency exchange rate risk to the extent that our purchases are denominated in currencies other than the currency in which the products will be resold. We are also subject to the import and export restrictions of various jurisdictions and are dependent to some extent upon general economic conditions in and political relations with a number of foreign countries. Although such restrictions and conditions have not had a material impact on our operations to date, there can be no assurance that such restrictions and conditions will not have a material adverse effect on our business, financial condition, results of operations and cash flows.

  As importers of perishable floral products, we are subject to the imposition of anti-dumping duties. "Dumping" occurs when importers sell flowers in the United States at prices below the flowers' home market value. The U.S. Commerce Department investigates claims of dumping made by domestic growers. If the U.S. Commerce Department determines that an importer sold flowers for a price less than the home market value, it will impose an anti-dumping duty upon the importer. The U.S. Commerce Department is currently conducting anti-dumping reviews related to the sales of certain flowers imported from South America. The U.S. Commerce Department has undertaken eleven reviews, the most recent being for the period ended February 28, 1998. As a result of such reviews, certain of our operating subsidiaries that import flowers have been subject to anti-dumping duties. Although we do not own any operating subsidiaries that grow flowers, certain of our operating subsidiaries that import flowers impose a surcharge upon sales of flowers and maintain accruals to offset any final duty that may be imposed. The surcharge is imposed because, although "dumping" is an activity that is purportedly engaged in by growers, not importers, any final duty assessed is paid by importers. In effect, the surcharge helps our importers generate the cash necessary to pay any finally- determined duties. However, the accrued balance maintained by these operating subsidiaries may not be adequate to satisfy any duty that is assessed. In addition, the U.S. Commerce Department may initiate additional reviews at any time, and duties may be imposed on sales of flowers for which our importers have not maintained accruals.

 Absence of Contractual Relationships with Our Customers

  Companies in the floral products industry generally do not enter into sales contracts that require customers to make purchases over any specific term. Instead, sales are generally evidenced by purchase orders or similar documentation limited to specific sales. As a result of these practices, our customers generally have the right to terminate their relationships with us without penalty and with little or no notice. Accordingly, a customer from which we generate substantial revenue in one period may not be a substantial source of revenue in a subsequent period. If our customers elect to reduce or discontinue purchases from us, our business, financial condition, results of operations and cash flows would be materially and adversely affected.

 Potential Conflicts of Interest

  We are subject to risks associated with potential conflicts of interest that may arise out of the interrelationships among certain of our directors or officers of our operating subsidiaries and related third-party entities with which the operating subsidiaries conduct business transactions. John T. Dickinson, President of our American Florist Supply, Inc. operating subsidiary ("American Florist") and a director, has an ownership interest in a rose farm, Meadow Flowers, located in Ecuador, from which American Florist purchases roses. Jeffrey E. Brothers, President of our Monterey Bay Bouquet, Inc. operating subsidiary ("Monterey Bay") and a director, has a 50% interest in Brothers Floral Associates, a vendor to Monterey Bay. Other such ownership interests and potential conflicts may arise.

  While we intend to conduct all related-party transactions on terms no less favorable than those that we could negotiate with an unrelated third party, the interests of such persons in their capacities with related third-party entities may come into conflict with the interests of such persons in their capacities with USA Floral. We believe that additional related-party transactions may arise in connection with any future acquisitions.

 Potential Influence of Executive Officers and Directors

  As of March 15, 1999, our executive officers and directors beneficially owned an aggregate of approximately 20.0% of the outstanding shares of our common stock. Accordingly, if our executive officers and directors act together, they may be able to exercise significant control over the election of directors and matters requiring the approval of our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company and thus adversely affect the market price of our common stock.

 Shares Eligible for Future Sale

  As of March 15, 1999, 15,939,538 shares of our common stock were outstanding. The 5,750,000 shares we sold in our initial public offering ("IPO") are freely tradeable without restriction or further registration under the Securities Act of 1933, as amended (the "Securities Act"), unless acquired by an "affiliate" of ours, as that term is defined in Rule 144 promulgated under the Securities Act ("Rule 144"); shares held by affiliates will be subject to resale limitations of Rule 144. Further, all of the 4,162,984 shares of common stock issued to our co-founders and initial investors and to the stockholders of our founding operating subsidiaries are currently available for resale, subject to compliance with Rule 144. Of such 4,162,984 shares, 2,100,000 may be included in certain registration statements that may be filed by us, in accordance with piggyback registration rights granted to Messrs. Ledecky and Poirier, our co-founders. Further, 2,913,520 shares of our common stock are issuable upon the exercise of stock options that have been granted as of the date of this Form 10-K, of which options to purchase 659,957 shares are currently exercisable. We have filed a registration statement on Form S-8 to register the issuance of our shares of common stock issuable upon the exercise of certain of such options. In addition, we have filed a registration statement on Form S-1 to register the issuance of 12,500,000 shares from time to time in connection with merger or acquisition transactions entered into by us; since our IPO, we have issued approximately 5,676,234 of these shares to non-affiliates in connection with the acquisitions of our operating subsidiaries. These shares may be sold in accordance with the provisions of Rule 145 promulgated under the

Securities Act subject to contractual lock-up periods contained in the acquisition agreements for the acquisitions of our operating subsidiaries subsequent to our IPO. The 6,823,766 shares of common stock which remain available to be offered under that registration statement generally will be freely tradeable after their issuance by persons not affiliated with USA Floral, subject to compliance with Rule 145 under the Securities Act and any contractual lock-up restrictions. Sales, or the availability for sale, of substantial amounts of our common stock in the public market could adversely affect prevailing market prices and our ability to raise equity capital and to complete acquisitions in which all or a portion of the consideration is our common stock.

 Possible Volatility of Our Stock Price

  The trading price of our common stock could be subject to significant fluctuations in response to several factors, including our activities or our competitors' activities, variations in our quarterly operating results, changes in market conditions and other events or factors. Such other factors may include, without limitation, the public markets' reaction (favorable or unfavorable) to our announcements of a proposed acquisition or series of acquisitions. Moreover, the stock market in the past has experienced significant price and value fluctuations. The volatility of the market could adversely affect the market price of our common stock and our ability to raise equity in the public markets.

 Certain Antitakeover Provisions

  Certain provisions of our certificate of incorporation and bylaws and Delaware law may make a change in the control of our company more difficult to effect, even if a change in control were in our stockholders' interest. Under our certificate of incorporation and bylaws, our board of directors is divided into three classes of directors elected for staggered three-year terms. In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibit us from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an "interested stockholder," unless the business combination is approved in a prescribed manner.

 Year 2000 Issue

  The Year 2000 Issue arises because certain computer programs were written using two digits rather than four digits to define the applicable year. These programs may not be able to process date information from and after January 1, 2000, or between years ending prior to December 31, 1999 and years commencing on or after January 1, 2000. For example, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices or engage in similar ordinary business activities. We have determined that we will be required to modify or replace significant portions of our software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. We believe that with modifications or replacements of existing software and certain hardware, we can mitigate the Year 2000 Issue. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on our operations. Additionally, even if our plan to address the Year 2000 Issue is fully implemented, known or unknown Year 2000 Issues may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Executive Officers of the Registrant

  The following table sets forth certain information concerning each of the executive officers of the Company as of March 15, 1999:

Name                     Age Position with the Company
----                     --- -------------------------
Robert J. Poirier.......  47 Chairman of the Board, President and Chief Executive Officer
Dwight Ferguson.........  42 Vice Chairman and President of our International Division
Christopher E. Wilson...  36 Chief Operating Officer
W. Michael Kipphut......  45 Chief Financial Officer
Raymond C. Anderson.....  33 Vice President, Chief Information Officer, and President
                             of our Interactive Services Division

  Robert J. Poirier co-founded USA Floral in April 1997 and has since served as our Chairman of the Board, President and Chief Executive Officer. Mr. Poirier served as Vice President of 1-800-FLOWERS from 1993 until March 1997, and was most recently responsible for that company's florist network operations, consisting of 2,500 independent retail florists. From 1989 to 1993, Mr. Poirier served as Group Director of FTD. Mr. Poirier has been employed in the floral products industry for 23 years, and has extensive experience at all levels of the floral distribution channel.

  Dwight Ferguson has served as our Vice Chairman and President of our International Division since we acquired Florimex on September 30, 1998. For five years prior to joining USA Floral, Mr. Ferguson was associated with Florimex Worldwide GmbH, most recently as President and Chief Operating Officer.

  Christopher E. Wilson has served as our Chief Operating Officer since July 1998. Mr. Wilson oversees our North American operations. From 1994 to July 1998, Mr. Wilson served as the Division President of McLane Company, a national distributor of products to convenience stores, mass merchandisers and fast food restaurants and a subsidiary of WalMart Stores, Inc. From 1991 to 1994, Mr. Wilson served as a Business Manager and Regional Distribution Manager of PepsiCo, Inc.

  W. Michael Kipphut has been our Chief Financial Officer since October 1998. From September 1994 to October 1998, Mr. Kipphut served as the Vice President and Treasurer of Evenflo & Spalding, a global manufacturer and licensor of branded consumer products. For 17 years prior to September 1994, Mr. Kipphut was associated with Tyler Corporation, a multi-national, diversified holding company, most recently as Vice President and Treasurer.

  Raymond C. Anderson has been our Chief Information Officer and Vice President since October 1998 and the President of our Interactive Services Division since its inception in February 1999. From July 1997 to October 1998, Mr. Anderson was our Chief Financial Officer. From May 1997 until September 1997, Mr. Anderson served as the President and Chief Operating Officer of The Roy Houff Company, one of our operating subsidiaries. From April 1995 until May 1997, Mr. Anderson served as the Vice President-Finance of The Roy Houff Company. From 1991 until April 1995, Mr. Anderson was associated with the Tax Division of Arthur Andersen & Co.

Item 2. Properties

  Our corporate offices are located in leased space in Washington, D.C. at 1025 Thomas Jefferson Street, N.W., Suite 300 East, Washington, D.C. 20007. The telephone number of our principal executive offices is (202) 333-0800.

  In addition to our corporate offices and our facility in Blytheville, Arkansas, we either lease or own distribution, sales and bouquet making facilities in 26 states and 21 countries.

  We believe that our facilities are adequate for our current operations.

Item 3. Legal Proceedings

  USA Floral and its subsidiaries are from time to time parties to lawsuits arising out of our respective operations. We believe that any pending litigation to which we or our subsidiaries are parties will not have a material adverse effect upon our consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

  Not applicable.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market for Our Common Stock

  Our common stock has been trading publicly on the Nasdaq National Market under the symbol "ROSI" since October 10, 1997. On March 15, 1999, the last sale price of our common stock was $11.938 per share. As of March 15, 1999, there were approximately 400 holders of record of our common stock. The following table sets forth the range of high and low bid prices for our common stock for the periods indicated. Such over-the-counter market quotations reflect inter- dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                                  High     Low
                                                                  ----     ---
1997
  Fourth Quarter (October 10, 1997 to December 31, 1997)........ $21.000 $13.000
1998
  First Quarter................................................. $24.563 $15.125
  Second Quarter................................................ $23.813 $15.125
  Third Quarter................................................. $19.313 $ 5.813
  Fourth Quarter................................................ $12.563 $ 4.875
1999
  First Quarter (January 1, 1999 to March 15, 1999)............. $17.625 $10.938

  We have never paid cash dividends on our common stock, nor do we anticipate doing so in the foreseeable future because we intend to retain any earnings to finance the expansion of our business and for general corporate purposes. Any payment of future dividends will be at the discretion of our board of directors and will depend upon, among other factors, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other considerations that our board of directors deems relevant. In addition, our credit agreement includes restrictions on our ability to pay dividends without the consent of Bankers Trust Company, the agent for the various lenders under our credit facility.

Recent Sales of Unregistered Securities

  On February 27, 1998, we issued 141,750 shares of our Common Stock to John
T. Dickinson pursuant to an earn-out arrangement provided for in an Agreement and Plan of Contribution with American Florist Supply, Inc., AFS Acquisition Corp. and John T. Dickinson, dated as of August 5, 1997. The transaction was intended to be exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof.

  On February 27, 1998, we issued an aggregate of 177,187 shares of our Common Stock to Jeffrey Brothers, Philip Buran and Douglas Anderson pursuant to an earn-out arrangement provided for in an Amended and Restated Agreement and Plan of Contribution with Monterey Bay Bouquet, Inc., Bay Area Bouquets, Inc., USA Floral Acquisition Co. and Jeffrey Brothers, Philip Buran and Douglas Anderson, dated as of August 5, 1997. The transaction was intended to be exempt from the registration requirements of the Securities Act by virtue of
Section 4(2) thereof.

  On August 28, 1998, we granted Tanya Tolpegin an option to purchase 25,000 shares of Common Stock at an exercise price of $7.3125. The transaction was intended to be exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof.

  On September 4, 1998, we granted Michael Brodsky an option to purchase 10,000 shares of Common Stock at an exercise price of $8.0000. The transaction was intended to be exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof.

  On September 4, 1998, we granted Paul Smith an option to purchase 5,000 shares of Common Stock at an exercise price of $8.0000. The transaction was intended to be exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof.

  On September 8, 1998, we granted Jill Henderson an option to purchase 5,000 shares of Common Stock at an exercise price of $9.2500. The transaction was intended to be exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof.

  On October 5, 1998, we granted Peter Kertesz an option to purchase 15,000 shares of Common Stock at an exercise price of $5.7500. The transaction was intended to be exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof.

Item 6. Selected Financial Data

  We acquired eight U.S. businesses in the floral industry (the "Founding Companies") simultaneously with our IPO in October 1997. Since that time, we acquired six U.S. businesses in January 1998 (the "January 1998 Class"), eight businesses in April 1998 (the "April 1998 Class") and nine businesses in July 1998 (the "July 1998 Class"), and on October 1, 1998 acquired the businesses of Florimex (the acquisitions of the Founding Companies, the January 1998 Class, the April 1998, the July 1998 Class and Florimex are referred to collectively as the "Acquisitions"). The selected data (actual) include the results of operations of USA Floral and the Founding Companies, the January 1998 Class, the April 1998 Class, the July 1998 Class and Florimex subsequent to their acquisitions. The 1998 pro forma data presents our combined results of operations as if the 1998 acquisitions had occurred on January 1, 1998. The pro forma amounts give effect to certain adjustments, including amortization of intangible assets, interest expense on incremental financing, reduction in salary, bonuses and benefits in connection with the 1998 acquisitions.

                          April 22, 1997            Year                 Year
                             through               Ended                Ended
                           December 31,         December 31,         December 31,
                               1997                 1998                 1998
                             (Actual)             (Actual)           (Pro Forma)
                          --------------        ------------         ------------
                                     (in thousands except per share data)
Statement of Operations:
Net revenue.............     $37,380     100.0%   $589,034   100.0%    $999,793   100.0%
Cost of sales...........      26,685      71.4%    429,012    72.8%     758,744    75.9%
                             -------     -----    --------   -----     --------   -----
Gross margin............      10,695      28.6%    160,022    27.2%     241,049    24.1%
Selling, general and
 administrative
 expenses...............       9,791      26.2%    129,551    22.0%     198,157    19.8%
Goodwill amortization...         275       0.7%      4,768     0.8%       6,755     0.7%
Integration charges.....          --       0.0%      3,361     0.6%       6,333     0.6%
Write-off of deferred
 financing fees.........          --       0.0%      1,606     0.3%          --     0.0%
                             -------     -----    --------   -----     --------   -----
Income from operations..         629       1.7%     20,736     3.5%      29,804     3.0%
Interest expense .......          (8)      0.0%     (8,040)   (1.4)%    (16,054)   (1.6)%
Interest income.........         248       0.7%      1,883     0.3%       2,627     0.2%
Other income............          37       0.0%        449     0.1%         988     0.1%
                             -------     -----    --------   -----     --------   -----
Income before income
 taxes
 and minority interest..         906       2.4%     15,028     2.5%      17,365     1.7%
Provision for income
 taxes..................         490       1.3%      7,255     1.2%       8,095     0.8%
                             -------     -----    --------   -----     --------   -----
Income before minority
 interest...............         416       1.1%      7,773     1.3%       9,270     0.9%
Minority interest.......          --       0.0%        (30)    0.0%         (78)    0.0%
                             -------     -----    --------   -----     --------   -----
Net income..............     $   416       1.1%   $  7,743     1.3%    $  9,192     0.9%
                             -------     -----    --------   -----     --------   -----
Net income per share:
  Basic.................     $  0.09              $   0.54             $   0.58
  Diluted...............     $  0.09              $   0.52             $   0.56
Shares used in computing
 net income per share:
  Basic.................       4,734                14,376               15,919
  Diluted...............       4,824                14,789               16,395

                                                       December 31, December 31,
                                                           1997         1998
                                                       ------------ ------------
                                                            (in thousands)
Balance Sheet Data:
Working capital.......................................   $ 21,454     $ 40,643
Total assets..........................................    107,248      494,034
Short-term debt.......................................        290        5,005
Total long-term debt..................................        309      194,668
Stockholders' equity..................................     86,165      185,625

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

  USA Floral is the largest integrated distributor of floral products in the world. We:

  . import, export and distribute floral products and floral-related hardgoods;

  . engage in brokerage and shipping services for wholesale distributors of both international and domestic cut flowers;

  .  provide floral fulfillment services to non-store retailers; and

  . provide in-store merchandising services to certain supermarkets and mass-market retailers.

  Increasingly, we provide higher value-added services including bouquet and arrangement making, product branding, marketing support to retailers and freshness dating. Our customers are retail florists, supermarkets, other mass-market retailers and Internet and catalog retailers, as well as wholesale distributors and bouquet and arrangement makers. We do not own or operate growing operations or retail florists. We operate from 120 facilities in 21 countries located on five continents. On a pro forma combined basis, our revenues for the year ended December 31, 1998 were approximately $1.0 billion, and our pro forma operating income (before non-recurring charges of 6.3 million) was approximately $36.1 million.

  We derive our revenues from the sale of perishable floral products and floral-related hardgoods. Sales of perishable products, which include cut flowers, bouquets and potted plants, accounted for approximately 95% of our actual revenues in 1998. Sales of floral-related hardgoods, which include vases and glassware, foam for flower arranging, tools and other supplies, accounted for approximately 5% of our actual revenues in 1998.

  We recognize net sales upon the shipment of products to our customers. Cost of sales generally includes the cost of perishable products and floral-related hardgoods plus the cost of in-bound freight. In addition, the cost of sales for bouquet companies also includes production costs. Although we generally do not enter into long-term contracts with our suppliers, we do conduct business on a fixed-price "standing order" basis with certain importers in order to insure an adequate supply of flowers during periods of peak demand. In general, our operating subsidiaries have been able to pass on most of their direct price increases to customers, however, this may not be the case in the future. Our selling, general and administrative expenses include warehouse and customer delivery expenses, employee salaries and benefits, telephone expenses, advertising and promotional expenses, depreciation and occupancy costs.

Results of Operations (shares in thousands)

  The following discussion should be read in conjunction with Item 6--Selected Financial Data and the our Consolidated Financial Statements the related notes thereto appearing elsewhere in this Form 10-K.

  From our inception on April 22, 1997 until our IPO and the acquisition of our Founding Companies on October 16, 1997, we had minimal corporate activity. Thus, our 1997 results of operations only contain two and one half months of activity in a quarter with historically low revenues due to lack of flower giving holidays in that period. In 1998, we acquired 24 additional businesses with worldwide operations in 19 countries. Consequently, comparisons between actual 1998 and actual 1997 results would not be meaningful and therefore are not discussed below as typically provided in the MD&A. Instead, we discuss the major components of our operations that have been significantly impacted by our acquisition and integration strategy.

  We acquired Florimex, a company with full year pro forma 1998 revenues of approximately $412 million, on September 30, 1998. The acquisition was accounted for using the purchase method of accounting and therefore Florimex's results from operations are only included in our 1998 actual results from October 1, 1998 to December 31, 1998. As a result, it would not be meaningful to compare pro forma 1998 and actual 1998 results. With the Florimex acquisition, we established an International Division and organized USA Floral into two major segments: the International Division and the North America Division. Since the Florimex acquisition did not occur until 1998 there were no International Division operations in 1997. As such, comparisons on a segment basis would not be meaningful between years.

For the period April 22, 1997 (inception) to December 31, 1997 (Actual)

  Net Revenues. Net revenues for the period from inception (April 22, 1997) through December 31, 1997 were $37.4 million. The Company had no significant revenues until October 16, 1997, the date of the Founding Company mergers.

  Cost of Sales. Cost of sales for the period ended December 31, 1997 was $26.7 million. Cost of sales as a percentage of net sales was 71.4%, resulting in a gross profit margin of 28.6%.

  Selling, General and Administrative. Selling, general and administrative expenses were $9.8 million for the period ended December 31, 1997. Selling, general and administrative expenses for the period were 26.2% as a percentage of net sales.

  Income from Operations. Income from operations was $0.6 million for the period from inception through December 31, 1997. Income from operations was negatively impacted by the additional expense of being a public company.

  Interest Expense. Substantially all lines of credit and other bank debt assumed by the Company in connection with the acquisition of the Founding Companies were repaid in full concurrent with the IPO. As a result, the Company incurred only minimal interest expense for the period ended December 31, 1997.

  Provision for Income Taxes. The provision of for income taxes was $490 thousand for the period ended December 31, 1997 on pre-tax income of $906 thousand for the period. The 1997 effective income rate of 54% is higher than the statutory primarily due to the non-deductibility of goodwill amortization.

  Net Income. The Company had net income of $0.4 million for the period from inception to December 31, 1997, or $0.09 per share based upon 4,734 weighted average shares (basic) outstanding and $0.09 per share based upon 4,824 weighted average shares (diluted) outstanding. The Company believes that net income for the period is not meaningful because the Company had no significant revenues until October 16, 1997. The Company believes that net income per share data for the period is also not meaningful as it reflects a weighted average of shares outstanding over the period which is significantly less than the number of shares outstanding on December 31, 1997.

For the year ended December 31, 1998 (Actual)

  Net Revenues. Net revenues for the year ended December 31, 1998 were $589.0 million. Revenues increased from $37.4 million in 1997. This increase was primarily due to the acquisition of 24 floral businesses completed during 1998, all of which were accounted for under the purchase method of accounting, coupled with the impact of a full year of operations of the Founding Companies. Revenues for the North America Division were $480.9 million, or 81.6%, of the consolidated revenues and revenues for the International Division were $108.1 million, or 18.4%. Revenues for the International Division consisted primarily of revenues from Germany, the Netherlands, Italy and Japan.

  Cost of Sales. Cost of sales for the year ended December 31, 1998 was $429 million. Cost of sales as a percentage of net revenues was 72.8%, resulting in a gross profit margin of 27.2%.

  Selling, General and Administrative. Selling, general and administrative expenses were $130 million for the year ended December 31, 1998. Selling, general and administrative expenses for the period were 22% as a percentage of net revenues.

  Integration charge. As part of our increased focus on operational matters, we are pursuing cost reduction measures including the elimination of duplicative facilities, the consolidation of certain operating functions and the deployment of common information systems. In implementing these cost reduction measures, we have incurred, and may incur in the future, certain integration charges associated with such cost reduction measures.

  In the fourth quarter of 1998, we recorded an integration charge of approximately $3.4 million (see Note 13 of the Notes to the Consolidated Financial Statements). During the fourth quarter, we initiated an integration plan to integrate certain warehouse and distribution facilities principally associated with our import and bouquet operations in Miami, Florida. This charge principally relates to the write-down to fair value of equipment made obsolete or redundant, severance, and lease termination costs due to the decision to merge certain facilities. The severance cost relates to employees who were notified during the fourth quarter that their positions were being eliminated. The integration of the warehouses and distribution facilities began in November 1998 and is expected to be completed by September 30, 1999. We expect to realize annualized cost savings of approximately $7.0 million, of which $5.5 million will be realized in 1999, principally in the third and fourth quarters.

  Write-off of deferred financing fees. We recorded a charge of approximately $1.6 million in the fourth quarter of 1998 to write-off the unamortized portion of the financing fee related to our original credit agreement, which was amended and restated in October 1998.

  Income from operations. Income from operations was $20.7 million, or 3.5% of net revenues, for the year ended December 31, 1998. Income from operations before integration charges and the write-off of deferred financing fees was $25.7 million, or 4.4% of net revenues, for the year ended December 31, 1998.

  Interest Expense. Substantially all lines of credit and other bank debt assumed by us in connection with the acquisitions consummated in 1998 were paid in full. Our outstanding debt primarily relates to our amended and restated credit agreement. For the year ended December 31, 1998, interest expense was approximately $8 million. The amount of interest expense is consistent with the timing of the draw downs on the credit facility to facilitate our acquisition strategy.

  Provision for Income Taxes. The provision for income taxes was $7.2 million for the year ended December 31, 1998 on pre-tax income of $15.0 million for the period. The 1998 effective income rate of 48% is higher than the statutory rate primarily due to the non-deductibility of goodwill amortization.

  Net Income. We had net income of $7.7 million for the year ended December 31, 1998, or $0.54 per share based upon weighted average shares (basic) outstanding and $0.52 per share based upon weighted average shares (diluted) outstanding.

For the year ended December 31, 1998 (Pro Forma)

  During 1998, we consummated the acquisitions of 24 floral businesses, including the acquisition of Florimex.

  The following discusses the 1998 pro forma information of our combined results of operations as if the 1998 acquisitions had occurred on January 1, 1998. The pro forma amounts give effect to certain adjustments, including amortization of intangible assets, interest expense on incremental financing, reduction in salary, bonuses and benefits in connection with the 1998 acquisitions.

  Net Revenues. Net revenues for the year ended December 31, 1998 were $999.8 million.

  Cost of Sales. Cost of sales for the year ended December 31, 1998 was $758.7 million. Cost of sales as a percentage of net sales was 75.9%, resulting in a gross profit margin of 24.1%.

  Selling, General and Administrative. Selling, general and administrative expenses were $198.2 million for the year ended December 31, 1998. Selling, general and administrative expenses for the period were 19.8% as a percentage of net sales.

  Integration charges. As part of our increased focus on operational matters, we are pursuing cost reduction measures including the elimination of duplicative facilities, the consolidation of certain operating functions and the deployment of common information systems. In implementing these cost reduction measures, we have incurred, and may incur in the future, certain integration charges associated with such cost reduction measures.

  In the fourth quarter of 1998, we recorded an integration charge of approximately $3.4 million (see Note 13 of the Notes to the Consolidated Financial Statements). During the fourth quarter, we initiated an integration plan to integrate certain warehouse and distribution facilities principally associated with our import and bouquet operations in Miami, Florida. This charge principally relates to the write-down to fair value of equipment made obsolete or redundant, severance, and lease termination costs due to the decision to merge certain facilities. The severance cost relates to employees who were notified during the fourth quarter that their positions were being eliminated. The integration of the warehouses and distribution facilities began in November 1998 and is expected to be completed by September 30, 1999. We expect to produce annualized cost savings of approximately $7.0 million, of which $5.5 million will be realized in 1999, principally in the third and fourth quarters.

  In June 1998, prior to our acquisition of Florimex, the management of Florimex put into place an integration plan to integrate certain operations, warehouse and distribution facilities. The integration plan principally involved certain operations, warehouse and distribution facilities associated with Florimex's operations in Germany and the Netherlands. Florimex incurred approximately a $3.0 million pre-tax charge principally related to severance costs due to the decision to merge and integrate certain facilities. The integration of the operations, warehouses and distribution facilities is expected to be completed by September 30, 1999.

  Write-off of deferred financing fees. This charge would not have existed on a pro forma basis, which assumes that the Amended Credit Agreement (see below), necessary to fund the 1998 acquisitions, was in place on January 1, 1998.

  Income from operations. Income from operations was $29.8 million, or 3.0% of net revenues, for the year ended December 31, 1998. Income from operations before integration charges was $36.1 million, or 3.6% of net revenues, for the year ended December 31, 1998.

  Interest Expense. Substantially all lines of credit and other bank debt assumed by us in connection with the acquisitions consummated in 1998 were paid in full. Our outstanding debt primarily relates to our amended and restated credit agreement. For the year ended December 31, 1998, interest expense was approximately $16 million.

  Provision for Income Taxes. The pro forma provision for income taxes was $8.1 million for the year ended December 31, 1998 on pre-tax income of $17.4 million for the period. The 1998 effective income rate of 47% is higher than the statutory rate primarily due to the non-deductibility of goodwill amortization.

  Net Income. We had pro forma net income of $9.2 million for the year ended December 31, 1998, or $0.58 per share based upon weighted average shares (basic) outstanding and $0.56 per share based upon weighted average shares (diluted) outstanding.

Liquidity and Capital Resources

  Our principal sources of liquidity have historically been cash flows from operating activities and borrowings. To date, approximately $197 million has been used to fund the cash portion of the consideration paid in connection with the Acquisitions.

  Effective October 2, 1998, we amended and restated our existing credit agreement with a syndicate of lenders for which Bankers Trust Company serves as agent (the "Amended Credit Agreement"). Pursuant to the terms of the Amended Credit Agreement, the amount of our revolving credit facilities was increased to $200 million, of which the sub-limit for permitted acquisitions is $180 million and the sub-limit for working capital purposes and letters of credit is $20 million. In addition, of the $200 million in revolving credit facilities, up to $15 million has been designated to be a revolving loan which is available to certain of our foreign subsidiaries in either Deutsche Marks or Guilders. Finally, a new $50 million, Deutsche Mark denominated term loan was created as an additional source of borrowings in excess of the $200 million revolving credit facilities. Borrowings under the revolving credit facilities bear interest, at our option, at (a) Bankers Trust Company's base rate plus an applicable margin of up to 1.0% or (b) a Eurodollar rate plus an applicable margin of up to 2.25%. Borrowings under the term loan bear interest at the interbank rate for Deutsche Marks plus an applicable margin of up to 2.25%. We paid on closing a financing fee of approximately $3.6 million, which has been deferred and will be amortized over the term of the Amended Credit Agreement. In addition, a commitment fee of 0.50% will be charged on the unused portion of the revolving credit facilities on a quarterly basis. Both the revolving credit facilities and the term loan mature five years from the closing date.

  The entire $50 million proceeds of the new term loan and $54.1 million of the borrowings available under the revolving credit facilities were used to finance the aggregate purchase price of approximately $90 million (including the repayment of indebtedness) and related transactional expenses for the purchase of the businesses of Florimex and a for a working capital infusion for USA Floral. In addition, on October 2, 1998, we rolled over approximately $86.5 million in outstanding borrowings, accrued interest and related fees under our existing revolving credit facility, so that the aggregate indebtedness under both the revolving credit facilities and the term loan was approximately $190 million. The proceeds of the outstanding borrowings under the revolving credit facility prior to its amendment on October 2, 1998 were used to finance acquisitions and fund related working capital requirements.

  Our capital expenditures for the year ended December 31, 1998 were approximately $5.9 million. These capital expenditures were primarily for vehicles, machinery, office equipment and computer equipment and software, building additions and facility upgrades. Although we currently do not have any commitments to make significant capital expenditures, we expect to expend approximately $8 million for capital expenditures in the next twelve months in the normal course of business and $6 million for our Year 2000 project (see below) to remediate existing systems and replace non-compliant systems. Additionally, we are exploring opportunities to significantly enlarge our Blytheville, Arkansas facility to accommodate the importation and distribution of flowers throughout North America.

  Excluding capital requirements for future acquisitions, if any, which we cannot currently predict, we believe that funds generated from operations, together with borrowings under the Amended Credit Agreement, should be sufficient to finance our current operations and planned capital expenditure requirements for at least the next twelve months; thereafter, we do not currently perceive needs for cash (other than future acquisitions, if any, that we may choose to finance in whole or in part with cash) that would exceed anticipated sources of cash from operation and under credit facilities currently in place. To the extent that we are successful in consummating future acquisitions, if any, it may be necessary to finance such acquisitions through the issuance of additional equity securities, incurrence of indebtedness, or a combination of both. Such additional equity issuances or incurrences of indebtedness may not be possible, or if possible may not be available on terms acceptable to us.

Year 2000

  We have been conducting a comprehensive review of our computer systems to identify those systems that could be adversely affected by the "Year 2000 Issue" (which refers to the inability of many computer systems to process accurately dates later than December 31, 1999), and are executing a plan to remediate or replace affected systems.

  Our Year 2000 compliance project includes four phases: (1) evaluation of our owned or leased systems and equipment to identify potential Year 2000 compliance issues; (2) remediation or replacement of any systems and equipment determined to be non-compliant (and testing of remediated systems before returning them to production); (3) inquiry regarding Year 2000 readiness of material business partners and other third parties on whom our business is dependent; and (4) development of contingency plans, where feasible, to address potential third party non-compliance or failure of any of our material systems.

  The initial phase of Year 2000 compliance project included the evaluation of all software, hardware and equipment we own or license, and identification of those systems and equipment requiring Year 2000 remediation. Analysis of all material software and hardware has been completed and of those systems requiring remediation or replacement, approximately 35% (or 50% of all system users) have already been replaced by Year 2000 compliant hardware and software. We anticipate that all remaining material systems will be remediated or replaced by October 1999.

  The costs and timing for replacement of certain of our systems that were not Year 2000 compliant have been anticipated as part of our planned information systems spending. We estimate that the total additional cost of managing our Year 2000 project, remediating existing systems and replacing non-compliant systems will be approximately $6.0 million of which approximately $0.3 million will be expensed as incurred, and $5.7 million will be capitalized. Our efforts on Year 2000 compliance issues did not result in material expenditures during 1998. Although we believe our Year 2000 compliance efforts with respect to our systems will be successful, any failure or delay could cause actual costs and timing to differ materially from that presently contemplated. We intend to develop a contingency plan to permit our primary operations to continue if modifications and conversions of our systems are not successfully completed on a timely basis, but the foregoing cost estimates do not take into account any expenditures associated with such contingencies. Our cost estimates also do not include time or costs that may be incurred as a result of third parties not becoming Year 2000 compliant on a timely basis.

  We are communicating with our business partners, including the key suppliers, vendors, banks and other third parties with whom we do business, to obtain information regarding their state of readiness with respect to the Year 2000 issue. Failure of third parties to remediate Year 2000 issues affecting their respective businesses on a timely basis, or to implement contingency plans sufficient to permit uninterrupted continuation of their businesses in the event of a failure of their systems, could have a material adverse effect on our business and results of operations. Assessment of third party Year 2000 readiness is expected to be substantially completed by May 1999. We will not be able to determine our most reasonably likely worse case scenario until the assessment of third parties' Year 2000 compliance is completed.

  Our Year 2000 compliance project includes development of a contingency plan designed to support critical business operations in the event of the occurrence of systems failures or the occurrence of reasonably likely worst case scenarios. We anticipate that contingency plans will be substantially developed by July 1999.

  We may not be able to compensate adequately for business interruption caused by certain third parties. Potential risks include suspension or significant curtailment of service or significant delays by banks, utilities or common carriers, or at U.S. and international ports of entry and export. Our business also could be materially adversely affected by the failure of governmental agencies to address Year 2000 issues affecting our operations. For example, a significant amount of our merchandise is grown outside the United States, and we are dependent upon the issuance by foreign governmental agencies of export visas for, and upon the U.S. Custom Service to process and permit entry into the United States of, such merchandise. If failures in government systems result in the suspension or delay of these agencies' services, we could experience significant interruption or delays in our product flow.

  The costs and timing for completion of our Year 2000 compliance, modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, the success of third parties' Year 2000 compliance efforts and other factors. There can be no assurance that these assumptions will be realized or that actual results will not vary materially.

Seasonality and Cyclicality; Fluctuations in Quarterly Operating Results

  Unit sales of floral products have historically been seasonal, concentrated primarily in the first and second calendar quarters as a result of holidays such as Valentine's Day and Mother's Day. In particular, a significant portion of our annual revenues is derived from sales of floral products for Valentine's Day, one of the largest flower-giving holidays in the world.

  We believe that the floriculture industry is influenced by general economic conditions and particularly by the level of personal discretionary spending and that the industry tends to experience periods of decline and recession during economic downturns. The industry may experience sustained periods of sales declines in the future, and any such decline may have a material adverse effect on us.

  Our operating subsidiaries have historically experienced quarterly variations in revenues, operating income (including operating losses), net income (including net losses) and cash flows. Certain of our operating subsidiaries have experienced net losses and negative fluctuations have been particularly pronounced in the third and fourth calendar quarters. We expect to continue to experience such quarterly fluctuations in operating results (including possible net losses) due to the factors discussed above, and we may also experience quarterly fluctuations as a result of other factors, including an oversupply of, or diminishing sales price of, commodity floral products, the loss of a major customer, additional selling, general and administrative expenses to acquire and support new business and the timing and magnitude of required capital expenditures. Our operating expenditures are planned based on revenue forecasts, and a revenue shortfall below such forecasts in any quarter would likely adversely affect our operating results for that quarter.

  The following table sets forth selected pro forma combined results of operations and our actual results of operations on a quarterly basis for the year ended December 31, 1998:

                                              1998 Quarter
                              ------------------------------------------------
                               First     Second    Third     Fourth    Total
Consolidated--Pro Forma (1)   --------  --------  --------  --------  --------
                                             (in thousands)
Net revenues................. $288,966  $268,359  $198,528  $243,940  $999,793
Percentage of annual
 revenues....................     28.9%     26.8%     19.9%     24.4%    100.0%
Operating income (loss)
 before integration charges.. $ 14,875  $ 14,093  $   (186) $  7,355  $ 36,137
Operating income (loss)...... $ 14,875  $ 11,121  $   (186) $  3,994  $ 29,804
                                              1998 Quarter
                              ------------------------------------------------
                               First     Second    Third     Fourth    Total
Consolidated--Actual (2)      --------  --------  --------  --------  --------
                                             (in thousands)
Net revenues................. $100,520  $133,775  $110,799  $243,940  $589,034
Percentage of annual
 revenues....................     17.1%     22.7%     18.8%     41.4%    100.0%
Operating income before
 integration charges and
 write-off of deferred
 financing fees.............. $  7,178  $  9,955  $  1,215  $  7,355  $ 25,703
Operating Income............. $  7,178  $  9,955  $  1,215  $  2,388  $ 20,736

--------
(1) The 1998 pro forma data presents our combined results of operations as if the 1998 acquisitions had occurred on January 1, 1998. The pro forma amounts give effect to certain adjustments, including amortization of intangible assets, interest expense on incremental financing, reduction in salary, bonuses and benefits in connection with the 1998 acquisitions.

(2) The selected data (actual) include the results of operations of USA Floral, the Founding Companies, the January 1998 Class, the April 1998 Class, the July 1998 Class and Florimex subsequent to their acquisitions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  We use derivative financial instruments for the purpose of reducing our exposure to adverse fluctuations in interest and foreign exchange rates. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged. We are not a party to leveraged derivatives and do not hold or issue financial instruments for speculative purposes.

  We utilize interest rate swaps to reduce the impact on interest expense of fluctuating interest rates on our variable rate debt. Under our interest rate swap agreement, we agreed with the counterparty to exchange, at quarterly intervals, the difference between our fixed pay rate and the counterparty's variable pay rate of three-month LIBOR.

  We use foreign currency forwards and options, which typically expire within 30 days, to hedge payments and receipts of foreign currencies related to the purchase and sale of goods overseas. Realized gains and losses on these contracts are recognized in the same period as the hedged transactions.

  The U.S. dollar is the functional currency for substantially all of our consolidated operations. For these operations, all gains and losses from currency transactions are included in income currently. For certain foreign equity investments, the functional currency is the local currency. The cumulative translation effects for equity investments using functional currencies other than the U.S. dollar are included in the cumulative translation adjustment in stockholders' equity.

Item 8. Financial Statements and Supplementary Data

  The information set forth under the caption "Financial Statements and Supplementary Data" under Item 14 of Part IV of this Annual Report on Form 10-K is incorporated herein by reference in response to this Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  Not applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  The information set forth under the captions "Election of Directors" and "Other Matters" in the Proxy Statement, and the information set forth in Item 1, "Business--Executive Officers of the Registrant" is incorporated herein by reference in response to this Item 10.

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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements and Supplementary Data. The following Financial Statements of the Company are filed with this Form 10-K:

        Report of Independent Accountants;

        Consolidated Balance Sheet at December 31, 1998 and 1997;

        Consolidated Statement of Operations for the year ended December 31, 1998 and for the period April 22, 1997 (inception) to December 31, 1997;

        Consolidated Statement of Cash Flows for the year ended December 31, 1998 and for the period April 22, 1997 (inception) to December 31, 1997; and

        Consolidated Statement of Stockholder's equity at December 31, 1998 and 1997.

(a)(2) Financial Statement Schedules. All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto listed above in
        Item 14(a)(1).

(a)(3) Exhibits. The Exhibits listed below are filed or incorporated by reference as part of this Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically.

 Exhibit
 Number                               Description
 -------                              -----------
  2.01   Purchase Agreement by and among U.S.A. Floral Products, Inc., CFL
         Acquisition Corp., ABCL Acquisition Corp., Continental Farms Limited,
         Atlantic Bouquet Company Limited, Continental Farms Management, Inc.
         and the Limited Partners named therein made effective as of January
         20, 1998. (Exhibit 2.1)/1/

  2.02   Agreement and Plan of Reorganization by and among U.S.A. Floral
         Products, Inc., XLG Acquisition Corp., XL Group, Inc. and Peter F.
         Ullrich dated as of January 20, 1998. (Exhibit 2.2)/1/

  2.03   Agreement and Plan of Reorganization by and among U.S.A. Floral
         Products, Inc., EFI Acquisition Corp., EFM Acquisition Corp.,
         Everflora, Inc., Everflora Miami, Inc. and the Stockholder named therein dated January 16, 1998. (Exhibit 2.11)/2/

  2.04   Agreement and Plan of Reorganization by and among U.S.A. Floral
         Products, Inc., LF Acquisition Corp., H&H Flowers, Inc. and the
         Stockholders named therein made effective as of January 16, 1998.
         (Exhibit 2.12)/2/

  2.05   Agreement and Plan or Reorganization by and among U.S.A. Floral
         Products, Inc., UF Acquisition Corp., UltraFlora Corporation and the
         Stockholders named therein made effective as of January 16, 1998.
         (Exhibit 2.13)/2/

  2.06   Agreement and Plan or Reorganization by and among U.S.A. Floral
         Products, Inc., KDI Acquisition Corp., Koehler & Dramm, Inc. and the
         Stockholders named therein made effective as of January 16, 1998.
         (Exhibit 2.14)/2/

  2.07   Stock Purchase Agreement by and among U.S.A. Floral Products, Inc.,
         Maxima Farms, Inc., Maxima Farms, Ltd. and the principal beneficial owner of Maxima Farms, Ltd. made effective as of April 3, 1998.
         (Exhibit 2.15)/3/


 Exhibit
  Number                               Description
 -------                               -----------
  2.08    Share Purchase Agreement by and among U.S.A. Floral Products, Inc.,
          David L. Jones Wholesale, Ltd. and the Shareholders named therein made effective as of April 3, 1998. (Exhibit 2.16)/3/

  2.09    Agreement and Plan of Reorganization by and among U.S.A. Floral
          Products, Inc., EFTA Acquisition Corp., Elite Farms, Talent, Inc.,
          Anvacu, Inc., the Stockholders named therein and the beneficial owners named therein made effective as of April 3, 1998. (Exhibit
          2.17)/3/

  2.10    Stock Purchase Agreement by and among U.S.A. Floral Products, Inc.,
          Selecta Farms, Inc., Saint Ann Trading Corporation, Juecla Investment
          Corporation and persons named therein made effective as of April 3, 1998. (Exhibit 2.18)/3/

  2.11    Agreement and Plan of Reorganization by and among U.S.A. Floral
          Products, Inc., SAB Acquisition Corp., Master Flowers Inc. and the
          Stockholders named therein made effective April 3, 1998. (Exhibit
          2.19)/3/

  2.12    Agreement and Plan of Reorganization by and among U.S.A. Floral
          Products, Inc., FFI Acquisition Corp., Edfrancar, Inc. and the
          Stockholders named therein made effective as of April 3, 1998.
          (Exhibit 2.20)/3/

  2.13    Agreement and Plan of Reorganization by and among U.S.A. Floral
          Products, Inc., ASG Acquisition Corp., AFB Marketing, Inc. and the
          Stockholders named therein made effective as of April 3, 1998.
          (Exhibit 2.21)/3/

  2.14    Agreement and Plan of Reorganization by and among U.S.A. Floral
          Products, Inc., PFW Acquisition Corp., RCF Acquisition Corp., Pacific
          Floral Wholesale, Inc., Rose City Floral, Inc. and the Stockholder named therein made effective as of April 3, 1998. (Exhibit 2.22)/3/

  2.15 Stock and Asset Purchase Agreement by and between DIMON Incorporated and Florimex Worldwide GmbH, and U.S.A. Floral Products, Inc.
          (Exhibit 2.1)/4/

  3.01 Certificate of Incorporation of U.S.A. Floral Products, Inc., as amended. (Exhibit 3.01)/5/

  3.02    Amended and Restated Bylaws of U.S.A. Floral Products, Inc. (Exhibit
          3.02)/5/

  4.01    Credit Agreement among U.S.A. Floral Products, Inc., U.S.A. Floral
          Products Germany GmbH & Co. KG, Florimex Worldwide B.V., Various
          Lending Institutions, Bayerische Hypo-Und Vereinsbank AG, as
          Syndication Agent, BankBoston, N.A., as Documentation Agent, and
          Bankers Trust Company, as Arranger and Administrative Agent, dated as of October 16, 1997 and Amended and Restated as of October 2, 1998.
          (Exhibit 4.1)/4/

  4.01(a) Consent to Credit Agreement among U.S.A. Floral Products, Inc., various Lending Institutions and Bankers Trust Company, as Agent, dated as of January 26, 1998. (Exhibit 4.01(a))/2/
  4.01(b) First Amendment to Credit Agreement, dated as of November 2, 1998, among U.S.A. Floral Products, Inc., U.S.A. Floral Products GmbH & Co.
          KG, Florimex Worldwide B.V., the lenders party to the Credit
          Agreement, Bayerische Hypo-Und Vereinsbank AG, as Syndication Agent,
          BankBoston, N.A., as Documentation Agent, and Bankers Trust Company as Arranger and Administrative Agent./6/

  4.01(c) Second Amendment and consent, dated as of December 29, 1998, among U.S.A. Floral Products, Inc., U.S.A. Floral Products GmbH & Co. KG,
          Florimex Worldwide B.V., the lenders party to the Credit Agreement, Bayerische Hypo-Und Vereinsbank AG, as Syndication Agent, BankBoston,
          N.A. as Documentation Agent, and Bankers Trust Company, as Arranger and Administrative Agent./6/

 10.01    U.S.A. Floral Products, Inc. 1997 Long-Term Incentive Plan. (Exhibit
          10.10)/5/*

 10.02    U.S.A. Floral Products, Inc. 1997 Non-Employee Directors' Stock Plan.
          (Exhibit 10.11)/5/*

 10.03    U.S.A. Floral Products, Inc. 1997 Employee Stock Purchase Plan.
          (Exhibit 10.12)/5/

 10.04    Employment Agreement between U.S.A. Floral Products, Inc. and Robert
          Poirier, dated as of December 1, 1998/6/*


 Exhibit
 Number                                Description
 -------                               -----------
 10.05   Employment Agreement between U.S.A. Floral Products, Inc. and Raymond
         C. Anderson, dated October 9, 1997. (Exhibit 10.13)/5/*

 10.06 Employment Agreement between The Roy Houff Company and Roy O. Houff, dated October 16, 1997. (Exhibit 10.14)/5/*

 10.07   Employment Agreement between CFX, Inc. and Dwight Haight, dated
         October 16, 1997. (Exhibit 10.15)/5/*

 10.08   Employment Agreement between Bay State Florist Supply, Inc. and
         William W. Rudolph, dated October 16, 1997. (Exhibit 10.16)/5/*

 10.09   Employment Agreement between Monterey Bay Bouquet, Inc. and Jeffrey
         Brothers, dated October 16, 1997. (Exhibit 10.17)/5/*

 10.10   Employment Agreement between Alpine Gem Flower Shippers, Inc. and John
         Q. Graham, Jr., dated October 16, 1997. (Exhibit 10.18)/5/*

 10.11   Employment Agreement between United Wholesale Florists, Inc. and
         Raymond R. Ashmore, dated October 16, 1997. (Exhibit 10.19)/5/*

 10.12   Employment Agreement between American Florist Supply, Inc. and John T.
         Dickinson, dated October 16, 1997. (Exhibit 10.20)/5/*

 10.13   Employment Agreement between Flower Trading Corporation and Gustavo
         Moreno, dated October 16, 1997. (Exhibit 10.21)/5/*

 10.14   Employment Agreement between U.S.A. Floral Products, Inc. and
         Christopher E. Wilson, dated August 4, 1998/6/*

 10.15   Employment Agreement between U.S.A. Floral Products, Inc. and Dwight
         Ferguson, dated August 12, 1998/6/*

 10.16   Employment Agreement between U.S.A. Floral Products, Inc. and W.
         Michael Kipphut, dated September 28, 1998/6/*

 10.17   Sublease Agreement by and between Blytheville-Gosnell Regional Airport
         Authority and Floral Distributors, Inc., dated December 16, 1998/6/

 10.18   Registration Rights Agreement, dated as of July 25, 1997, among U.S.A.
         Floral Products, Inc. and certain stockholders named therein. (Exhibit
         10.22)/5/

 21.01   Subsidiaries of the Registrant/6/

 23.01   Consent of PricewaterhouseCoopers LLP/6/

 27.01   Financial Data Schedule/6/

--------
  *  Management contract or compensatory plan or arrangement.

(1) Incorporated by reference. Previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on February 9, 1998.

(2) Incorporated by reference. Previously filed as an exhibit to the Company's Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 (Registration Statement No. 333-39969) filed with the Commission on March 6, 1998.

(3) Incorporated by reference. Previously filed as an Exhibit to the Company's Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 (Registration Statement No. 333-39969) filed with the Commission on May 8, 1998.

(4) Incorporated by reference. Previously filed as an Exhibit to the Company's Current Report on Form 8-K filed with the Commission on October 15, 1998.

(5) Incorporated by reference. Previously filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-33131) filed with the Commission on September 18, 1997.

(6)  Filed herewith.

(b) Reports on Form 8-K

  During the quarter ended December 31, 1998, USA Floral filed the following Report on Form 8-K:

    Form 8-K dated September 29, 1998 and filed with the Commission on October 15, 1998 (and Amendment No. 1 filed with the Commission on December 14, 1998), reporting information under Items 2, 5, and 7.

                                  * * * * * *

                          U.S.A. FLORAL PRODUCTS, INC.
                         INDEX TO FINANCIAL STATEMENTS

U.S.A. FLORAL PRODUCTS, INC.                                                Page
----------------------------                                                ----
 Report of Independent Accountants.........................................  35
 Consolidated Balance Sheet................................................  36
 Consolidated Statement of Operations......................................  37
 Consolidated Statement of Stockholders' Equity............................  38
 Consolidated Statement of Cash Flows......................................  39
 Notes to Consolidated Financial Statements................................  40

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
 and Stockholders of
 U.S.A. Floral Products, Inc.

  In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of U.S.A. Floral Products, Inc. and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for the year ended December 31, 1998 and the period April 22, 1997 (inception) through December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Washington, D.C.
February 22, 1999

                          U.S.A. FLORAL PRODUCTS, INC.

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except par value)

                                            December 31, 1998 December 31, 1997
                                            ----------------- -----------------
ASSETS
Current assets:
 Cash and cash equivalents.................     $ 20,196          $ 15,582
 Accounts receivable, net..................       97,769            18,505
 Inventory.................................       18,577             4,937
 Due from related parties..................           --             1,153
 Prepaid expenses and other assets.........       12,259             1,011
 Deferred income tax assets................        3,376               394
                                                --------          --------
  Total current assets.....................      152,177            41,582
Property and equipment, net................       59,636             8,726
Due from related parties...................           --               994
Goodwill, net..............................      267,763            52,569
Restricted cash............................        3,672                --
Deferred financing costs...................        3,477             1,696
Other assets...............................        7,309             1,681
                                                --------          --------
  Total assets.............................     $494,034          $107,248
                                                ========          ========
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term debt...........................     $  5,005          $    290
 Accounts payable..........................       58,033             9,824
 Accrued expenses..........................       29,919             2,910
 Due to stockholders.......................       15,350             6,096
 Income taxes payable......................        3,227             1,008
                                                --------          --------
  Total current liabilities................      111,534            20,128
Long-term debt.............................      194,668               309
Deferred income tax liabilities............        1,784                97
Other......................................           --               549
                                                --------          --------
  Total liabilities........................      307,986            21,083
                                                --------          --------
Minority interest in subsidiaries..........          423                --
                                                --------          --------
Commitments and contingencies
Stockholders' equity:
 Common stock, $0.001 par value; 100,000
  shares authorized; 14,850 and 9,594
  shares issued, respectively..............           15                 9
 Treasury stock (14 shares)................         (287)               --
 Additional paid-in capital................      178,130            85,740
 Retained earnings.........................        8,159               416
 Accumulated other comprehensive income....         (392)               --
                                                --------          --------
  Total stockholders' equity...............      185,625            86,165
                                                --------          --------
  Total liabilities and stockholders'
   equity..................................     $494,034          $107,248
                                                ========          ========

  The accompanying notes are an integral part of these consolidated financial statements.

                          U.S.A. FLORAL PRODUCTS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)

                                                           Period April 22, 1997
                                            Year Ended        (inception) to
                                         December 31, 1998   December 31, 1997
                                         ----------------- ---------------------
Net revenues...........................      $589,034             $37,380
Cost of sales..........................       429,012              26,685
                                             --------             -------
 Gross margin..........................       160,022              10,695
Selling, general and administrative
 expenses..............................       129,551               9,791
Goodwill amortization..................         4,768                 275
Integration charge.....................         3,361                  --
Write-off of deferred financing fees...         1,606                  --
                                             --------             -------
 Income from operations................        20,736                 629
Other income (expense):
 Interest expense......................        (8,040)                 (8)
 Interest income.......................         1,883                 248
 Other.................................           449                  37
                                             --------             -------
Income before income taxes and minority
 interest..............................        15,028                 906
Provision for income taxes.............         7,255                 490
                                             --------             -------
Income before minority interest........         7,773                 416
Minority interest......................           (30)                 --
                                             --------             -------
Net income.............................      $  7,743             $   416
                                             ========             =======
Net income per share:
 Basic.................................      $   0.54             $  0.09
                                             ========             =======
 Diluted...............................      $   0.52             $  0.09
                                             ========             =======
Weighted average shares outstanding:
 Basic.................................        14,376               4,734
                                             ========             =======
 Diluted...............................        14,789               4,824
                                             ========             =======


  The accompanying notes are an integral part of these consolidated financial statements.

                          U.S.A. FLORAL PRODUCTS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                          Common Stock                                 Accumulated
                          --------------          Additional              Other         Total
                                         Treasury  Paid-in   Retained Comprehensive Stockholders'
                          Shares  Amount  Stock    Capital   Earnings    Income        Equity
                          ------  ------ -------- ---------- -------- ------------- -------------
Issuance of common stock
 for initial
 capitalization of the
 Company................   2,400   $ 2    $  --    $    398   $   --      $  --       $    400
Issuance of common stock
 in initial public
 offering...............   5,750     6       --      66,571       --         --         66,577
Issuance of common stock
 for business
 acquisitions...........   1,334     1       --      17,341       --         --         17,342
Exercise of stock
 options................     110    --       --       1,430       --         --          1,430
Net income..............      --    --       --          --      416         --            416
                          ------   ---    -----    --------   ------      -----       --------
Balance at December 31,
 1997...................   9,594     9       --      85,740      416         --         86,165
Issuance of common stock
 for business
 acquisitions...........   5,256     6       --      92,390       --         --         92,396
Treasury stock acquired.     (14)   --     (287)         --       --         --           (287)
Net income..............      --    --       --          --    7,743         --             --
Foreign currency
 translation adjustment.      --    --       --          --       --       (392)            --
Total comprehensive
 income.................      --    --       --          --       --         --          7,351
                          ------   ---    -----    --------   ------      -----       --------
Balance at December 31,
 1998...................  14,836   $15    $(287)   $178,130   $8,159      $(392)      $185,625
                          ======   ===    =====    ========   ======      =====       ========



  The accompanying notes are an integral part of these consolidated financial statements.

                          U.S.A. FLORAL PRODUCTS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                           Period April 22, 1997
                                            Year Ended        (inception) to
                                         December 31, 1998   December 31, 1997
                                         ----------------- ---------------------
Cash flows from operating activities:
 Net income............................      $   7,743           $    416
 Adjustments to reconcile net income to
  cash provided by operating
  activities:
  Depreciation and amortization........          5,660                290
  Amortization of goodwill.............          4,768                275
  Amortization of deferred financing
   costs...............................            468                 73
  Gain (loss) on disposal of property
   and equipment.......................             15                 (9)
  Write-off of deferred financing fees.          1,606                 --
  Integration charge...................          2,924                 --
  Foreign currency translation losses..            (29)                --
  Income applicable to minority
   interests...........................             30                 --
  Deferred income taxes................         (2,205)                43
  Changes in operating assets and
   liabilities, exclusive of acquired
   companies:
   Accounts receivable.................         10,522               (214)
   Inventory...........................          1,700              1,299
   Due from related parties............          5,747                781
   Prepaid expenses and other current
    assets.............................           (709)              (112)
   Other assets........................           (621)               238
   Income taxes payable................         (2,360)              (312)
   Other liabilities...................         (1,577)               (53)
   Accounts payable....................        (26,096)                --
   Accrued expenses....................         (5,202)            (3,495)
                                             ---------           --------
   Net cash provided (used in) by
    operating activities...............          2,384               (780)
                                             ---------           --------
Cash flows from investing activities:
 Purchases of property and equipment...         (5,861)              (543)
 Payment for business acquisitions, net
  of cash acquired.....................       (139,943)           (39,819)
 Increase in restricted cash...........         (3,599)                --
 Deferred acquisition costs............             --               (647)
                                             ---------           --------
   Net cash used in investing
    activities.........................       (149,403)           (41,009)
                                             ---------           --------
Cash flows from financing activities:
 Proceeds from and repayments of long-
  term debt............................        155,620             (5,700)
 Increase in deferred financing costs..         (3,855)            (1,769)
 Proceeds from issuance of common
  stock................................            131                400
 Return of capital.....................            656                 --
 Stock issuance costs..................           (956)                --
 Payments to stockholders..............             --             (3,679)
 Increase in due to stockholders.......             --                659
 Repayments of notes payable...........             --               (547)
 Proceeds from initial public offering,
  net..................................             --             66,577
 Proceeds from exercise of stock
  options..............................             --              1,430
                                             ---------           --------
   Net cash provided by financing
    activities.........................        151,596             57,371
                                             ---------           --------
Effect of exchange rates on cash.......             37                 --
                                             ---------           --------
Net increase in cash and cash
 equivalents...........................          4,614             15,582
Cash and cash equivalents--beginning of
 the period............................         15,582                 --
                                             ---------           --------
Cash and cash equivalents--end of the
 period................................      $  20,196           $ 15,582
                                             =========           ========
See Note 16 for supplemental cash flow
 information.

  The accompanying notes are an integral part of these consolidated financial statements.

                         U.S.A. FLORAL PRODUCTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands, except share data)

NOTE 1--BUSINESS AND ORGANIZATION

  U.S.A. Floral Products, Inc., a Delaware corporation ("USA Floral" or the "Company"), was founded in April 1997 and since then has grown to become a worldwide distributor of floral products. USA Floral acquired eight U.S. businesses in the floral industry (the "Founding Companies") simultaneously with the initial public offering ("IPO") of its Common Stock in October 1997, acquired six U.S. businesses in the floral industry in January 1998 (the "January 1998 Class"), acquired eight businesses in the floral industry in April 1998 (the "April 1998 Class"), acquired nine businesses in the floral industry in July 1998 (the "July 1998 Class"), and on October 1, 1998 acquired the business of Florimex Worldwide GmbH and related entities ("Florimex"), an international distributor of floral products headquartered in Nuremberg, Germany (together, the "Acquisitions"). These financial statements include the results of operations of USA Floral and the Founding Companies, the January 1998 Class, the April 1998 Class, the July 1998 Class and Florimex subsequent to their acquisitions. The Company intends to continue to acquire, through merger or purchase, similar companies to expand its domestic and international operations.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation

  The consolidated financial statements include the accounts of USA Floral and its subsidiary companies, all of which are substantially wholly owned. Minority interest represents minority stockholders' proportionate share of the equity in certain foreign subsidiaries. All significant intercompany profits, transactions and balances have been eliminated in consolidation.

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

 Cash and Cash Equivalents

  The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

 Restricted Cash

  Restricted cash comprises cash pledged as collateral in the closing of a business acquisition and is classified as restricted cash on the balance sheet.

 Inventory

  Inventory is stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

                         U.S.A. FLORAL PRODUCTS, INC.

                       (in thousands, except share data)
 Property and Equipment

  Property and equipment are carried at cost. Depreciation is provided for using straight-line and accelerated methods over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of their respective lease terms or estimated useful lives. The useful lives, based on the Company's estimate of service life of the classes of property, are as follows:

      Buildings and improvements................................... 30 years
      Furniture fixtures and office equipment...................... 3 to 7 years
      Vehicles..................................................... 5 years
      Machinery and equipment...................................... 5 to 7 years

 Goodwill

  Goodwill, which represents costs in excess of the fair value of net assets of businesses acquired, is being amortized over forty years using the straight-line method. The Company continually reviews goodwill to assess recoverability from estimated future results of operations, using estimates of undiscounted cash flows of the acquired businesses. Any required provisions for impairment would be made in the period the impairment is first determined, and would be based on the fair value of the related businesses. Accumulated amortization at December 31, 1998 and 1997 was $5,043 and $275, respectively.

 Fair Value of Financial Instruments

  The carrying amount of cash and cash equivalents, accounts receivable/payable and short-term debt approximates fair value because of the short-term nature of these instruments. The estimated fair value of non-current debt approximates its carrying value due to its stated interest rate approximating market rates for debt with similar terms and maturities.

 Concentration of Credit Risk

  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. Receivables are not collateralized and accordingly, the Company performs ongoing credit evaluations of its customers to reduce the risk of loss.

 Concentration of Supply Risk

  The supply of perishable floral products is significantly dependent on weather conditions where the products are grown. The Company currently purchases the majority of its perishable floral products from farms located in South America, principally Colombia and Ecuador, Africa, principally Kenya and Morocco, and the Netherlands. Shortages or disruptions in the supply of fresh flowers or the inability of the Company to procure such material from alternative sources at acceptable prices in a timely manner could lead to loss of customers.

 Income Taxes

  The provision for income taxes is based on income recognized for financial statement purposes and includes the effects of temporary differences between such income and that recognized for tax return purposes. The Company and its eligible subsidiaries file a consolidated U.S. federal income tax return. Certain subsidiaries which are consolidated for financial reporting are not eligible to be included in the consolidated U.S. federal income tax return and separate provisions for income taxes have been determined for these entities.

                         U.S.A. FLORAL PRODUCTS, INC.

                       (in thousands, except share data)
 Stock-based Compensation

  The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. In the event that stock options are issued at an exercise price below the market price, compensation expense is recorded ratably over the vesting period for the options issued at a discount. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), requires the company to make certain disclosures as if the fair value based method of accounting had been applied to the Company's stock option grants (see Note 4).

 Earnings Per Share

  Basic earnings per share is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period plus the incremental shares that would have been outstanding upon the assumed exercise of dilutive stock options and an estimate of contingent consideration payable under earnout agreements as if the earnout period had ended as of the date of the financial statements.

 Comprehensive Income

  Effective January 1, 1998, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Statement No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statement of Stockholders' Equity.

 Foreign Currency Translation

  Assets and liabilities of the Company's international subsidiaries are translated using the exchange rate in effect at the balance sheet date. Revenue and expense accounts for these subsidiaries are translated using the average exchange rate during the period. Foreign currency translation adjustments are reported as other comprehensive income in a separate component of stockholders' equity.

 Internal Use Software Costs

  Effective January 1, 1998, the Company adopted the provisions of Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". External direct costs of materials and services consumed in developing internal-use computer software, payroll and related costs and interest cost are capitalized as a long-lived asset and amortized over the useful life of the software. Overhead, including general and administrative costs and training costs, are expensed as incurred. The adoption of the SOP did not have a material impact on the Company's results of operations or financial condition.

 Segment Reporting

  Effective January 1, 1998, the Company adopted FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 supersedes FAS 14, "Financial Reporting for Segments of a Business Enterprise", replacing the industry segment approach with the management

                         U.S.A. FLORAL PRODUCTS, INC.

                       (in thousands, except share data)
approach. This management approach designates the internal organization that is used by management for making operation decisions and assessing performance as the source of the Company's reportable segments. FAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of FAS 131 did not affect results of operations or financial position of the Company but did affect the disclosures of segment information (see Note 14).

 Retirement Benefits

  Effective January 1, 1998, the Company adopted FASB Statement No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits" ("FAS 132"), which revises and standardizes the disclosure requirements for pensions and other postretirement benefits. FAS 132 also requires additional information on changes in benefit obligations and fair values of plan assets and supersedes the disclosure requirements of FASB Statement No. 87, "Employers' Accounting for Pensions" ("FAS 87"), although it does not alter the quantitative methodology of determining pension liabilities established under FAS 87.

 Derivatives

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for fiscal years beginning after June 15, 1999, although early adoption is permitted. Due to the Company's minimal use of derivatives, the Company does not expect that the adoption of the new standard will have a material impact on the results of operations or financial condition of the Company.

 Reclassifications

  Certain reclassifications have been made to prior year financial statements to conform to the 1998 financial statement presentation.

NOTE 3--ACQUISITIONS

  In October 1997, USA Floral acquired The Roy Houff Company ("Roy Houff"), CFX, Inc. ("CFX"), Bay State Florist Supply, Inc. ("Bay State"), Flower Trading Corporation ("Flower Trading"), United Wholesale Florist, Inc. and United Wholesale Florists of America, Inc. ("United Wholesale"), American Florist Supply, Inc. ("American Florist"), Monterey Bay Bouquet, Inc. and Bay Area Bouquets, Inc. ("Monterey Bay") and Alpine Gem Flower Shippers, Inc. ("Alpine Gem"). In January 1998, USA Floral acquired Continental Farms Limited and Atlantic Bouquet Company Limited ("Continental"), XL Group, Inc. ("XL Group"), Koehler & Dramm, Inc. ("Koehler & Dramm"), Everflora, Inc. and Everflora Miami, Inc. ("Everflora"), H&H Flowers, Inc. d/b/a La Fleurette ("H&H Flowers") and UltraFlora Corporation ("UltraFlora"). In April 1998, USA Floral acquired Elite Farms ("Elite"), David L. Jones Wholesale, Ltd. ("DL Jones"), Edfrancar, Inc. d/b/a Florafresh International ("Florafresh"), Master Flowers, Inc. d/b/a Sabana Farms ("Sabana"), Maxima Farms, Inc. ("Maxima"), Selecta Farms, Inc. and Saint Ann Trading Corporation ("Selecta"), Pacific Floral Wholesale, Inc. and Rose City Floral, Inc. ("Rose City") and AFB Marketing, Inc. d/b/a Allan Stanley Greenhouses ("Allan Stanley"). In July 1998, USA Floral acquired Channel Islands Floral ("Channel Islands"), Petals Distributing Company, Inc. ("Petals"), AlphaFlora Imports, Inc. ("AlphaFlora"), Sandlake Farms, Inc. and affiliated companies, Sabal International, Inc. and Continental Artistry, Inc. ("Sandlake"), Floramark, Inc. ("Floramark"), Evergreen Wholesale Florist, Inc. ("Evergreen"), Tommy's Wholesale Florist, Inc.

                         U.S.A. FLORAL PRODUCTS, INC.

                       (in thousands, except share data)
("Tommy's"), First Distributors, Inc. ("First Distributors"), and Southern Rainbow Corporation ("Southern Rainbow"). In October 1998, USA Floral acquired Florimex GmbH, Florimex USA, Inc. and Florimex Canada, Inc. ("Florimex"). All of the above business combinations were accounted for under the purchase method of accounting.

  The following table sets forth the consideration paid in cash and in shares of Common Stock to the former owners of each of these businesses, the allocation of the total purchase consideration to net assets acquired and the resulting goodwill.

  The purchase price includes contingent consideration of (a) $2,400 in shares of Common Stock related to an earn-out arrangement for American Florist, which was based on adjusted earnings before interest and taxes, as defined, for the twelve month period ended December 31, 1997, (b) $500 in cash and $3,000 in shares of Common Stock related to an earn-out arrangement for Monterey Bay, which was based on adjusted earnings before interest and taxes, as defined, for the twelve month period ended December 31, 1997, (c) $5,892 in shares of Common Stock related to an earn-out arrangement for UltraFlora, which was based on adjusted earnings before interest and taxes, as defined, for the twelve month period ended December 31, 1997, (d) $1,465 in shares of Common Stock related to an earn-out arrangement for Sabana, which was based on adjusted earnings before interest and taxes, as defined, for the twelve months ended May 31, 1998, (e) approximately $1,204 in shares of Common Stock related to an earn-out arrangement for XL Group, which was based on adjusted earnings before interest and taxes, as defined, for the twelve months ended December 31, 1998, (f) approximately $4,304 in shares of Common Stock related to an earn-out arrangement for Maxima, which was based on adjusted earnings before interest and taxes, as defined, for the twelve months ended December 31, 1998,
(g) approximately $3,337 in cash and $3,337 in shares of Common Stock related to an earn-out arrangement for Southern Rainbow, which was based on adjusted earnings before interest and taxes, as defined, for the twelve months ended December 31, 1998, and (h) approximately $1,550 in shares of Common Stock related to an earn-out arrangement for Tommy's, which was based on adjusted earnings before interest and taxes, as defined, for the twelve months ended December 31, 1998. The contingent consideration related to earn-out arrangements included in the definitive agreements for H&H Flowers, Rose City, AlphaFlora and Sandlake has not been included in the purchase consideration since these companies did not achieve sufficient adjusted earnings before interest and taxes, as defined, to warrant additional earn-out consideration. Further, the total purchase consideration does not reflect contingent consideration related to earn-out arrangements included in the definitive agreements for DL Jones, Allan Stanley and Channel Islands. These earn-out arrangements provide for the Company to pay additional consideration based on adjusted earnings before interest and taxes, as defined, for the twelve months ending February 28, 1999 for DL Jones, for the twelve months ending March 31, 1999 for Allan Stanley and for the eighteen months ending December 31, 1999 for Channel Islands.

                         U.S.A. FLORAL PRODUCTS, INC.

                       (in thousands, except share data)

                                  Shares of
                                   Common   Value of     Total     Net Assets
Acquisitions               Cash     Stock    Shares  Consideration  Acquired  Goodwill
------------             -------- --------- -------- ------------- ---------- --------
Roy Houff............... $ 11,006        -- $     --   $ 11,006     $ 3,454   $  7,552
CFX.....................    6,521   250,000    3,250      9,771       1,229      8,542
Bay State...............    6,045   481,531    6,155     12,200       4,156      8,044
Flower Trading..........    5,920   160,000    2,080      8,000       1,273      6,727
United Wholesale........    4,788   268,500    3,491      8,279       2,298      5,981
American Florist........    4,800   141,749    2,400      7,200         249      6,951
Monterey Bay............    3,000   177,188    3,000      6,000         705      5,295
Alpine Gem..............    1,600   160,000    2,080      3,680         215      3,465
                         -------- --------- --------   --------     -------   --------
  Total 1997
   Acquisitions......... $ 43,680 1,638,968 $ 22,456   $ 66,136     $13,579   $ 52,557
                         -------- --------- --------   --------     -------   --------
Continental Farms....... $ 27,500 1,642,672 $ 27,500   $ 55,000     $ 4,806   $ 50,194
XL Group................   11,250   773,817   12,204     23,454       5,611     17,843
Koehler & Dramm.........    5,000   298,596    5,000     10,000       3,544      6,456
Everflora...............    4,000   246,654    4,000      8,000       2,889      5,111
H&H Flowers.............    1,600        --       --      1,600        (710)     2,310
UltraFlora..............    2,750   522,768    8,642     11,392       1,557      9,835
Elite...................    3,700   184,907    3,700      7,400         796      6,604
DL Jones................    2,183   179,020    3,976      6,159       1,275      4,884
Florafresh..............    3,945   172,928    3,945      7,890      (1,069)     8,959
Sabana..................      659   164,784    3,453      4,112         949      3,163
Maxima..................    5,300   637,042    9,604     14,904       2,677     12,227
Selecta.................    2,500   112,007    2,500      5,000         308      4,692
Rose City...............      133    10,634      240        373        (156)       529
Allan Stanley...........    1,925    84,638    1,925      3,850         (59)     3,909
Channel Islands.........    1,550    95,484    1,550      3,100         467      2,633
Petals..................       50     6,204      100        150        (441)       591
AlphaFlora..............       --    31,650      571        571        (194)       765
Sandlake................    1,104    72,315    1,375      2,479        (182)     2,661
Floramark...............       --    56,211    1,000      1,000        (213)     1,213
Evergreen...............    5,899    30,739      500      6,399         179      6,220
Tommy's.................      789   222,879    2,825      3,614         726      2,888
First Distributors......      400    24,323      400        800         218        582
Southern Rainbow........    4,880   418,814    4,738      9,618       2,525      7,093
Florimex................   66,072        --       --     66,072       7,187     58,885
                         -------- --------- --------   --------     -------   --------
  Total 1998
   Acquisitions......... $153,189 5,989,086 $ 99,748   $252,937     $32,690   $220,247
                         -------- --------- --------   --------     -------   --------
Grand Total............. $196,869 7,628,054 $122,204   $319,073     $46,269   $272,804
                         ======== ========= ========   ========     =======   ========

  The following unaudited pro forma summary presents the combined results of operations of the Company as if the Acquisitions and USA Floral's IPO occurred on January 1, 1997. The pro forma amounts give effect to certain adjustments including amortization of intangibles, interest expense on incremental financing, reductions in salary, bonuses and benefits in connection with the transactions, anticipated compensation of USA Floral's management, associated costs of being a public company and income taxes. The pro forma summary does not purport to represent what USA Floral's results of operations would actually have been if such transactions had occurred on January 1, 1997 and are not necessarily representative of USA Floral's results of operations for any

                          U.S.A. FLORAL PRODUCTS, INC.

                       (in thousands, except share data)
future period. Since the acquired businesses were not under common control or management, historical combined results may not be comparable to, or indicative of, future performance.

                                              Year Ended (1)    Year Ended (2)
                                             December 31, 1998 December 31, 1997
                                             ----------------- -----------------
                                                (unaudited)       (unaudited)
       Net sales............................     $999,793          $930,315
       Operating income.....................       29,804            33,109
       Net income...........................        9,192            10,971
       Net income per share--basic..........         0.58              0.69
       Net income per share--diluted........         0.56              0.68

--------
(1) The pro forma 1998 results of operations include integration charges of $6,333.

(2) The pro forma 1997 results of operations does not include the effects of Florimex' acquisition of Sierafor B.V., a bouquet manufacturer and distributor to mass marketers in Europe, in January 1998. Sierafor B.V.'s revenues for the year ended December 31, 1997 were approximately $50 million.

NOTE 4--STOCKHOLDERS' EQUITY

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

  The Company's Board of Directors has adopted and the Company's stockholders have approved the 1997 Non-Employee Directors' Stock Plan (the "Directors' Plan"), which provides for the automatic grant to each nonemployee director of an option to purchase 21,000 shares on the date elected or on the effective date of the IPO. Thereafter nonemployee directors will receive an option to purchase 6,000 shares on the day after each annual meeting of the Company's stockholders. A total of 300,000 shares are reserved for issuance under the Directors' Plan. During the year ended December 31, 1998, options to purchase 102,000 shares were issued; 18,000 options issued after the annual meeting of the Company's stockholders in May 1998 and 84,000 options issued to new nonemployee directors elected to the board of directors in December 1998. Also during 1998, 3,000 options to purchase shares were terminated as a result of a nonemployee director resignation from the Board of Directors. In the period ended December 31, 1997, options to purchase 63,000 shares were issued on the date of the IPO.

  At December 31, 1998 approximately 2,205,000 options to purchase shares that could potentially dilute future earnings per share were not included in the computation of diluted earnings per share because to do so

                         U.S.A. FLORAL PRODUCTS, INC.

                       (in thousands, except share data)
would have been anti-dilutive for the periods presented. There were no anti-dilutive options to purchase shares at December 31, 1997.

  Options granted under the Directors' Plan will have an exercise price per share equal to the fair market value of a share at the date of grant. Options will expire at the earlier of 10 years from the date of grant or one year after termination of service as a director. Options will vest and become exercisable in two equal installments. The first installment shall become exercisable six months from the date the option is granted and the second installment shall become exercisable one year from the date the option is granted. In the event of a change in control of the Company or death of a participant prior to normal vesting, all options not already exercisable would become fully vested and exercisable.

  The Incentive Plan and the Directors' Plan provide for the granting of either incentive stock options or nonqualified stock options to purchase shares of the Company's Common Stock and for other stock-based awards to officers, directors and key employees responsible for the direction and management of the Company and to non-employee consultants and independent contractors.

 Information relating to stock options during 1997 and 1998 follows:

                                                       Weighted
                                        Options        average         Total
                                     (in thousands) exercise price Consideration
                                     -------------- -------------- -------------
Granted............................      1,225          $12.68        $15,538
Exercised..........................       (110)          13.00         (1,430)
Forfeited..........................         (3)          13.00            (38)
                                         -----          ------        -------
Shares under option at December 31,
 1997..............................      1,112           12.65         14,070
Granted............................      1,669           15.75         26,298
Exercised..........................         --
Forfeited..........................       (116)          17.39         (2,021)
                                         -----          ------        -------
Shares under option at December 31,
 1998..............................      2,665          $14.39        $38,347
                                         =====          ======        =======
Shares exercisable at December 31,
 1998..............................        486          $12.13        $ 5,901
                                         =====          ======        =======
Shares exercisable at December 31,
 1997..............................         --          $   --        $    --
                                         =====          ======        =======

  All outstanding options are nonqualified options. Compensation expense of $156 for the year ended December 31, 1998 and $36 for the period ended December 31, 1997 was recognized related to stock options issued below the market price on the date of the grant. Generally, the Company issues stock options at exercise prices equal to fair market value of the common stock on the date of grant.

  Summary information about the Company's stock options outstanding and exercisable as of December 31, 1998:

                          Options Outstanding                Options Exercisable
                --------------------------------------- -----------------------------
                                  Weighted     Weighted
                    Number         Average     Average      Number        Weighted
   Range of      Outstanding     Contractual   Exercise  Exercisable      Average
Exercise Price  (in thousands) Period in Years  Price   (in thousands) Exercise Price
--------------  -------------- --------------- -------- -------------- --------------
   $ 5--$ 7           230            9.8        $ 5.66        60           $ 6.00
     7-- 10           170            9.2          7.94        31             8.00
    10-- 14         1,072            9.3         12.77        --               --
    14-- 19           791            9.1         17.88       395            13.38
    19-- 23           402            9.1         19.89        --               --
                    -----            ---        ------       ---           ------
   $ 5--$23         2,665            9.2        $14.39       486           $12.13
                    -----            ---        ------       ---           ------

                          U.S.A. FLORAL PRODUCTS, INC.

                       (in thousands, except share data)

  Subsequent to December 31, 1998, options to purchase 375,000 shares were granted to the Company's management at prices ranging from $12.25-$14.25 per share, the market prices prevailing at the date of grant.

  Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1998 and 1997:

                                                               1998      1997
                                                             --------- ---------
Risk-free interest rate.....................................   5.00%     6.00%
Dividend yield..............................................   0.00%     0.00%
Volatility factor...........................................   82.0%     40.0%
Weighted average expected life.............................. 7.5 years 7.5 years

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income and income per share under Statement 123 for the year ended December 31, 1998 and the period April 22, 1997 to December 31, 1997 are shown below. These pro forma disclosures are not representative of the effects on reported net income and net income per share for future years, because the Company's first option grants were made in the fourth quarter of 1997, the options vest over four years and additional awards may be granted in future years.

                                                                     1998  1997
                                                                    ------ -----
Net income--as reported............................................ $7,743 $ 416
Net income--pro forma.............................................. $4,262 $  95
Income per share--as reported (basic).............................. $ 0.54 $0.09
Income per share--pro forma (basic)................................ $ 0.30 $0.02
Income per share--as reported (diluted)............................ $ 0.52 $0.09
Income per share--pro forma (diluted).............................. $ 0.29 $0.02
Weighted average fair value of options granted during the year..... $ 8.71 $9.55

NOTE 5--ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                                  1998    1997
                                                                 -------  -----
       Opening balance.......................................... $   599  $  --
       Balances acquired through business acquisitions..........   7,043    711
       Charged to costs and expenses............................   1,309     49
       Write-offs...............................................  (1,007)  (161)
                                                                 -------  -----
       Ending balance........................................... $ 7,944  $ 599
                                                                 =======  =====

                         U.S.A. FLORAL PRODUCTS, INC.

                       (in thousands, except share data)
NOTE 6--INVENTORY

  Inventory consists of the following finished goods at December 31:

                                                                   1998    1997
                                                                  ------- ------
       Perishables............................................... $ 3,003 $  523
       Hardgoods.................................................  15,574  4,414
                                                                  ------- ------
                                                                  $18,577 $4,937
                                                                  ======= ======

NOTE 7--PROPERTY AND EQUIPMENT

  Property and equipment consist of the following at December 31:

                                                                 1998     1997
                                                                -------  ------
       Buildings............................................... $21,392  $2,121
       Leasehold improvements..................................   4,196   1,188
       Furniture, fixtures, and office equipment...............   8,961   3,152
       Vehicles................................................   7,081     321
       Machinery & equipment...................................  11,941   1,674
                                                                -------  ------
                                                                 53,571   8,456
       Accumulated depreciation and amortization...............  (5,951)   (291)
                                                                -------  ------
                                                                 47,620   8,165
       Land....................................................  12,016     561
                                                                -------  ------
                                                                $59,636  $8,726
                                                                =======  ======

  Depreciation and amortization expense for the year ended December 31, 1998 and for the period April 22, 1997 to December 31, 1997 was $5,660 and $291, respectively.

NOTE 8--CREDIT FACILITY

  Effective October 2, 1998, the Company amended and restated its existing credit agreement with a syndicate of lenders for which Bankers Trust Company serves as agent (the "Amended Credit Agreement"). Pursuant to the terms of the Amended Credit Agreement, the amount of the Company's revolving credit facilities was increased to $200 million, of which the sub-limit for permitted acquisitions is $180 million and the sub-limit for working capital purposes and letters of credit is $20 million. In addition, of the $200 million in revolving credit facilities, up to $15 million has been designated to be a revolving loan, which is available to certain foreign subsidiaries of USA Floral in either Deutsche Marks or Guilders. Further, a new $50 million, Deutsche Mark denominated term loan was created as an additional source of borrowings in excess of the $200 million revolving credit facilities. Borrowings under the revolving credit facilities bear interest, at the Company's option, at (a) Bankers Trust Company's base rate plus an applicable margin of up to 1.0% or (b) a Eurodollar rate plus an applicable margin of up to 2.25%. Borrowings under the term loan bear interest at the interbank rate for Deutsche Marks plus an applicable margin of up to 2.25%. The Company paid on closing a financing fee of approximately $3.6 million, which has been deferred and will be amortized over the term of the Amended Credit Agreement. In addition, a commitment fee of 0.50% will be charged on the unused portion of the revolving credit facilities on a quarterly basis. Both the revolving credit facilities and the term loan mature five years from the closing date. The installments of the term loan maturing in the next five years are: 1999-- zero, 2000--$2.5 million, 2001-- $12.5 million, 2002--$20 million and 2003--
$15 million. At December 31, 1998, the aggregate outstanding indebtedness under both the revolving credit facilities and the term loan was approximately $200 million and the effective interest rate was approximately 8.5% on the revolving credit facility and approximately 6.0% on the term loan.

                         U.S.A. FLORAL PRODUCTS, INC.

                       (in thousands, except share data)

  The entire $50 million proceeds of the new term loan and $54.1 million of the borrowings available under the revolving credit facilities were used to finance the aggregate purchase price of approximately $90 million (including the repayment of indebtedness) and related transactional expenses for the purchase of the business of Florimex and a working capital infusion for the Company. In addition, on October 2, 1998, the Company rolled over approximately $86.5 million in outstanding borrowings, accrued interest and related fees under its existing revolving credit facility. The proceeds of the outstanding borrowings under the revolving credit facility prior to its amendment on October 2, 1998, were used to finance acquisitions and fund related working capital requirements.

  As a result of the amendment and restatement of the credit facility and termination of the original credit agreement, the Company recorded a charge before income taxes of $1,606 in October 1998, to write off the unamortized portion of the deferred financing fees related to the original credit agreement.

  Borrowings under the Amended Credit Agreement are collateralized by receivables, inventories, equipment and certain real property. Under the terms of the Amended Credit Agreement, the Company is required to maintain certain financial ratios and other financial and non-financial conditions. The Amended Credit Agreement prohibits the Company from incurring additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends. As of December 31, 1998, the Company was in compliance with all applicable financial covenants. The Company obtained a waiver letter from the Bank with respect to certain non-financial covenants under the Amended Credit Agreement in order to effect certain acquisitions.

NOTE 9--FINANCIAL INSTRUMENTS

  The Company uses derivative financial instruments for the purpose of reducing its exposure to adverse fluctuations in interest and foreign exchange rates. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged. The Company is not a party to leveraged derivatives and does not hold or issue financial instruments for speculative purposes.

  The Company utilizes interest rate swaps to reduce the impact on interest expense of fluctuating interest rates on its variable rate debt. Under the Company's interest rate swap agreement, the Company agreed with the counterparty to exchange, at quarterly intervals, the difference between the Company's fixed pay rate and the counterparty's variable pay rate of three-month LIBOR. At December 31, 1998, the Company was a fixed rate payor of 5.89% and received a variable rate of 5.24% on notional amounts of $10,000. The fair values at December 31, 1998, as estimated by a dealer, were unfavorable $16.

  The U.S. dollar is the functional currency for substantially all of the Company's consolidated operations. For these operations, all gains and losses from currency transactions are included in income currently. For certain foreign equity investments, the functional currency is the local currency. The cumulative translation effects for equity investments using functional currencies other than the U.S. dollar are included in the cumulative translation adjustment in stockholders' equity.

  The Company uses foreign currency forwards and options, which typically expire within 30 days, to hedge payments and receipts of foreign currencies related to the purchase and sale of goods overseas. Realized gains and losses on these contracts are recognized in the same period as the hedged transactions. The Company had open foreign exchange forward contracts at December 31, 1998 to buy German Marks, Netherlands Guilders, and the British Pound, in the aggregate of $4.1 million. Such contracts had an unrealized loss of $7 at December 31, 1998.

                         U.S.A. FLORAL PRODUCTS, INC.

                       (in thousands, except share data)

NOTE 10--INCOME TAXES

  The components of income tax expense (benefit) are:

                                                       December 31, December 31,
                                                           1998         1997
                                                       ------------ ------------
   Current:
     Federal..........................................   $ 7,588        $450
     State............................................     1,576          80
     Foreign..........................................       296          --
                                                         -------        ----
                                                           9,460         530
                                                         -------        ----
   Deferred:
     Federal..........................................    (1,939)        (34)
     State............................................      (774)         (6)
     Foreign..........................................       508          --
                                                         -------        ----
                                                          (2,205)        (40)
                                                         -------        ----
   Total provision....................................   $ 7,255        $490
                                                         =======        ====

  Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities as of December 31 are as follows:

                                               1998                 1997
                                       -------------------- --------------------
                                       Short-term Long-term Short-term Long-term
                                       ---------- --------- ---------- ---------
   Deferred income tax assets:
     Allowance for doubtful accounts.    $  567    $    --     $189      $ --
     Inventory capitalization........       130         --       54        --
     Anti-dumping accrual............     1,177         --       64        --
     Restructuring reserves..........     1,364         --       --        --
     Inventory reserves..............       138         --       52        --
     Accrued compensation and
      pension........................        --      1,152       --        --
     Deferred financing cost.........        --        610       --        --
     State tax net operating losses..        --        534       --        --
     Foreign net operating losses....        --      3,410                 --
     Other...........................        --      1,219       35        --
                                         ------    -------     ----      ----
       Total deferred income tax
        assets.......................     3,376      6,925      394        --
       Less: valuation allowance.....               (3,410)      --        --
                                         ------    -------     ----      ----
         Net deferred income tax
          assets.....................     3,376      3,515      394        --
                                         ------    -------     ----      ----
   Deferred income tax liabilities:
     Accumulated depreciation........        --      3,660       --        97
     Goodwill, related to acquisition
      of partnership interests.......        --        939       --        --
     Other...........................        --        700       --        --
                                         ------    -------     ----      ----
       Total deferred income tax
        liabilities..................        --      5,299       --        97
                                         ------    -------     ----      ----
   Net deferred income tax assets
    (liabilities)....................    $3,376    $(1,784)    $394      $(97)
                                         ======    =======     ====      ====

                         U.S.A. FLORAL PRODUCTS, INC.

                       (in thousands, except share data)

  At December 31, 1998, the Company has state net operating losses of approximately $8.9 million available to offset future years' state taxable income. These state net operating loss carryforwards begin to expire in 2013. In addition, the Company also has foreign net operating losses of $10.2 million from seven different countries. These foreign losses can be carried forward and used to offset future year's foreign taxable income. Of the total $10.2 million of foreign net operating losses, $8.8 million can be carried forward indefinitely and $1.4 million will begin to expire in 1999. A full valuation allowance for the entire tax benefit relating to the foreign net operating loss has been provided. A valuation allowance was established for the tax benefits attributable to foreign net operating losses because, in management's opinion, realization of these tax benefits was not "more likely than not." If and when realized, such tax benefits will be recorded as a reduction of goodwill on the related acquisition.

  A reconciliation between the statutory federal income tax rate and the effective rate of income tax expense follows:

                                                                       1998  1997
                                                                       ----  ----
   Statutory federal income tax rate..................................  35%   34%
   Increase in taxes resulting from:
     State tax, net of federal benefit................................   4%    6%
     Non-deductible goodwill amortization.............................   8%   12%
     Other............................................................   1%    2%
                                                                       ---   ---
                                                                        48%   54%
                                                                       ===   ===

  Retained earnings at December 31, 1998 include undistributed earnings of $7.3 million of certain foreign subsidiaries which are not subject to additional foreign income tax nor considered to be subject to U.S. income taxes unless remitted as dividends. The Company intends to permanently reinvest these undistributed earnings; accordingly, no provision has been made for U.S. taxes on such earnings.

NOTE 11--RELATED PARTY TRANSACTIONS

  The Company receives and purchases flowers from farms owned or partially owned by, and/or persons related to, directors and senior management of USA Floral and its subsidiaries. Approximately 25% and 13% of the cost of sales in 1998 and 1997, respectively, represented purchases from related entities intended by the parties to be representative of market rates. Included in the cost of sales are representative fees to related entities for flowers shipped from Colombia. These related entities ensure that the Company has a reliable source of fresh-cut flowers in Colombia. The entities also provide each of the Company's suppliers with technical expertise to improve and maintain the yield, quality and durability of fresh-cut flowers. In addition, due to the large number of suppliers in Colombia, the Company requires the service of the entities to consolidate the shipments of flowers with a common carrier, and generate the paperwork necessary to complete the shipment of flowers.

  The Company leases offices and warehouse facilities from entities owned and/or related to directors and senior management of USA Floral and its subsidiaries. All such transactions are conducted at rates intended by the parties to be representative of market rates. Rent under such leases for the year ended December 31, 1998 and for the period April 22, 1997 to December 31, 1997 was approximately $4,159 and $219, respectively.

                         U.S.A. FLORAL PRODUCTS, INC.

                       (in thousands, except share data)
NOTE 12--COMMITMENTS AND CONTINGENCIES

Lease Commitments

  The Company leases warehouse and office facilities in a number of locations under noncancelable operating leases. The aggregate future minimum rentals (exclusive of real estate taxes and expenses) are as follows:

                                                               Related  Other
   Year ending December 31,                                    Parties Parties
   ------------------------                                    ------- -------
   1999....................................................... $2,547  $ 6,202
   2000.......................................................  1,939    4,823
   2001.......................................................  1,206    3,957
   2002.......................................................  3,237    3,199
   2003.......................................................    539    1,739
   Thereafter.................................................    505    6,299
                                                               ------  -------
                                                               $9,973  $26,219
                                                               ======  =======

  Rent expense for the year ended December 31, 1998 and for the period April 22, 1997 to December 31, 1997 was $10,429 and $417, respectively.

 Legal Matters

  The Company is involved in various legal matters in the normal course of business. In the opinion of the Company's management, these matters are not anticipated to have a material adverse effect on the financial position or results of operations of the Company.

 Anti-Dumping

  Since 1986, the U.S. Department of Commerce (the "DOC") imposes an antidumping-duty deposit ("ADD") ranging from 1% to 50% on the importation of certain flowers, pending the imposition of a final duty rate based on annual reviews of the flower growers' margins. At December 31, 1998, the DOC had eight open reviews, the last one for the period ending February 28, 1998. As a result of those reviews, the Company's importation of flowers from its suppliers has been subject to antidumping duties. The ADDs from the fourth review are awaiting final liquidation from the DOC. Final determinations have been published for the fifth through seventh reviews but judicial appeals are pending. The eighth review was liquidated at the cash deposit rate. The ninth and tenth reviews are pending final determination and the eleventh review is in process. The antidumping duty is subject to change upon the DOC's final review of all open antidumping periods as well as various legal appeals. The Company believes its accrual to be adequate, but cannot presently determine the effect, if any, of an adverse determination by the DOC regarding the ADDs.

NOTE 13--INTEGRATION PLANS

  In November 1998, in connection with management's plan to reduce costs and improve operating efficiencies, the Company announced an integration plan which is expected to result in a charge of approximately $3.8 million.

  In connection with the integration plan, the Company will integrate certain warehouse and distribution facilities, principally those associated with the Company's import and bouquet manufacturing operations in Miami, Florida. Approximately $3.4 million of the charge was recorded in the fourth quarter of 1998, with the

                         U.S.A. FLORAL PRODUCTS, INC.

                       (in thousands, except share data)
balance of the charge to be recorded in the first three quarters of 1999. The charge principally relates to the write-down to fair value of equipment made obsolete or redundant, severance related to the termination of 180 employees, and lease termination costs due to the decision to merge certain facilities. The integration of the warehouses and distribution facilities began in November 1998 and is expected to be complete by September 30, 1999.

  The major components of the integration charge are as follows:

       Severance and related costs...................................... $  800
       Write down of property, plant and equipment......................  2,100
       Lease termination costs..........................................    400
       Professional fees and other costs................................    500
                                                                         ------
                                                                         $3,800
                                                                         ======

  At December 31, 1998, $2.9 million of the integration charge remained in accrued liabilities and 21 employees have been terminated. The balance is comprised of $700 for the reduction of approximately 159 employees in North America to be completed in 1999, $380 for closing excess facilities and $1,850 for non-cash write downs of recorded assets. A summary of the integration activity is presented below:

       Balance at November 3, 1998...................................... $3,361
       1998 Activity:
         Non cash write-down of property, plant and equipment...........   (247)
         Lease-termination cash payments................................    (20)
         Reduction in workforce and other cash outflows.................   (170)
                                                                         ------
       Balance at December 31, 1998..................................... $2,924
                                                                         ======

  In connection with the Company's acquisition of Florimex, the Company acquired approximately $2.7 million in reserves for a restructuring of the German Wholesale Operation and a plan to integrate certain operations, warehouses and distribution facilities, principally those associated with the International Division of the Company's operations in the Netherlands. Of the reserves, approximately $2.575 million relates to severance payments for 25 employees and the balance of approximately $125 relates to the write down of assets. The integration of the operations, warehouses and distribution facilities is expected to be complete by September 30, 1999.

  At December 31, 1998, $2.4 million of the integration charge remained in accrued liabilities and 5 employees had been terminated. The balance was comprised of $2.3 million for the reduction of approximately 20 employees in the International Division to be completed in 1999, and $100 for non-cash write-downs of recorded assets. A summary of the integration activity is presented below:

       Date of Florimex acquisition (October 1, 1998)................... $2,700
       1998 Activity
         Reduction in workforce cash outflows...........................   (307)
         Other cash outflows............................................    (26)
                                                                         ------
       Balance at December 31, 1998..................................... $2,367
                                                                         ======

                         U.S.A. FLORAL PRODUCTS, INC.

                       (in thousands, except share data)
NOTE 14--GEOGRAPHIC REGION AND BUSINESS SEGMENT INFORMATION

  Segment information has been provided for each of the years presented in the Company's statement of operations. The Company is organized primarily on a geographic basis with an International Division and a North America Division and secondarily based on the products and services that it offers. Each division has three segments: import/export, wholesale distribution and bouquet manufacturers. The import/export segment purchases flowers from farms located primarily in South America, Africa and Europe and sells them to wholesalers and bouquet manufacturers. The wholesale distribution segment purchases perishable flowers and floral related hardgoods from growers, importer/exporters and brokers and sells them to retail florists and mass marketers. The bouquet manufacturers segment procures and produces fresh cut floral bouquets for distribution primarily to mass markets, broadly defined as supermarkets and discount retailers. The Company's reportable divisions and segments are strategic business units that offer different floral related products and services. They are managed separately because each business division and segment requires different marketing and management strategies. The Company evaluates segment performance and allocates resources to them based on gross margin and income from operations.

  The accounting policies of the segments are the same as those described in
Note 1, "Summary of Significant Accounting Policies". Segment data includes intersegment sales and transfers which the Company accounts for as if the sales or transfers were to third parties, that is, at current market prices.

  The following tables present information about reported segments:

                              For the period April 22, 1997 (inception) to
                                           December 31, 1997
                             -----------------------------------------------------
                             Import/       Wholesale       Bouquet
                              Export     Distribution   Manufacturers   Total
                             ----------- -------------  -------------- -----------
   North America Division
   Revenues--external
    customers..............  $    13,398   $    21,240     $    2,742  $    37,380
   Revenues--intercompany..           --            --             --           --
   Gross margin............        3,086         7,146            463       10,695
   Depreciation and
    amortization...........          188           334             44          566
   Integration charge......           --            --             --           --
   Income from operations..          514           789             28        1,332
   Total assets............       31,687        54,098          7,080       92,865
   Expenditures for assets.          129            96             71          296

  There was no International Division in 1997.

                                        For the Year Ended December 31, 1998
                                    --------------------------------------------
                                    Import/   Wholesale      Bouquet
                                     Export  Distribution Manufacturers  Total
                                    -------- ------------ ------------- --------
   North America Division
   Revenues--external customers.... $189,034   $166,217     $125,625    $480,876
   Revenues--intercompany..........   28,198         --           --      28,198
   Gross margin....................   56,913     53,844       24,540     135,297
   Depreciation and amortization...    4,093      2,527        1,884       8,504
   Integration charge..............    1,658        558        1,145       3,361
   Income from operations..........   18,127      5,746        1,187      25,060
   Total assets....................  143,171     95,167       69,780     308,118
   Expenditures for assets.........    1,041      2,058          871       3,970

                          U.S.A. FLORAL PRODUCTS, INC.

                       (in thousands, except share data)

                                        For the Year Ended December 31, 1998
                                     -------------------------------------------
                                     Import/  Wholesale      Bouquet
                                     Export  Distribution Manufacturers  Total
                                     ------- ------------ ------------- --------
   International Division
   Revenues--external customers..... $73,166   $19,085       $15,907    $108,158
   Revenues--intercompany...........  23,503        38           154      23,695
   Gross margin.....................  16,337     4,953         3,435      24,725
   Depreciation and amortization....     609       521           315       1,445
   Integration charge...............      --        --            --          --
   Income from operations...........   2,229       398           231       2,858
   Total assets.....................  65,010    21,298        18,653     104,961
   Expenditures for assets..........   1,067       367           313       1,747

                                        For the Year Ended December 31, 1998
                                    --------------------------------------------
                                    Import/   Wholesale      Bouquet
                                     Export  Distribution Manufacturers  Total
                                    -------- ------------ ------------- --------
   Consolidated
   Revenues--external customers.... $262,200   $185,302     $141,532    $589,034
   Revenues--intercompany..........   51,701         38          154      51,893
   Gross margin....................   73,250     58,797       27,975     160,022
   Depreciation and amortization...    4,702      3,048        2,199       9,949
   Integration charge..............    1,658        558        1,145       3,361
   Income from operations..........   20,356      6,144        1,418      27,918
   Total assets....................  208,181    116,465       88,433     413,079
   Expenditures for assets.........    2,108      2,425        1,184       5,717

  A reconciliation of total segment sales to total consolidated sales, total segment income from operations to total consolidated income before income taxes and total segment assets to consolidated total assets is as follows:

                                           For the period
                                           April 22, 1997
                               Year Ended  (inception) to
                              December 31,  December 31,
                                  1998          1997
                              ------------ --------------
   Income from Operations
   Total segment income from
    operations...............   $ 27,918      $  1,332
   Interest income...........      1,883           248
   Interest expense..........     (8,040)           (8)
   Other income..............        449            37
   Write-off of deferred
    financing fees...........     (1,606)           --
   Unallocated corporate
    S,G&A expenses...........     (5,211)         (703)
   Unallocated goodwill
    amortization.............       (365)           --
                                --------      --------
     Total consolidated
      income before income
      taxes..................   $ 15,028      $    906
                                ========      ========
   Total Assets
   Total segment assets......   $413,079       $92,865
   Elimination of
    intercompany receivable..     (6,464)           --
   Goodwill not allocated to
    segments.................     70,462            --
   Other assets..............     16,957        14,383
                                --------      --------
     Total consolidated
      assets.................   $494,034      $107,248
                                ========      ========

                         U.S.A. FLORAL PRODUCTS, INC.

                       (in thousands, except share data)
  The following table presents sales and long-lived asset information by geographic area:

                                                     For the period April 22,
                                      Year Ended       1997 (inception) to
                                   December 31, 1998    December 31, 1997
                                   ----------------- ---------------------------
                                             Long-
                                             lived                  Long-lived
                                    Sales    Assets     Sales         Assets
                                   -------- -------- ------------ --------------
   United States.................. $470,312 $240,425 $     37,380  $     65,666
   Germany........................   30,768   36,495           --            --
   Netherlands....................   32,064   42,412           --
   Other foreign countries........   55,890   22,525           --            --
                                   -------- -------- ------------  ------------
     Total........................ $589,034 $341,857 $     37,380  $     65,666
                                   ======== ======== ============  ============

  Sales are based on the country in which the sale originates (i.e., where the legal subsidiary is domiciled) and does not include intercompany sales.

NOTE 15--RETIREMENT BENEFITS

  Due to the acquisition of Florimex on October 1, 1998, the Company assumed and maintains several unfunded defined benefit plans in Austria, Germany, and Italy (the "Plan"), which cover substantially all full-time employees of the Company employed in these countries. The Plan provides for benefits to be paid to eligible employees at retirement based primarily upon years of service or career average pay. Annual provisions for accrued pension cost are based upon independent actuarial valuations.

  The change in benefit obligation is presented in the following tables.

      Change in benefit obligation:
      Benefit obligation at October 1, 1998............................. $2,822
      Service cost......................................................     26
      Interest cost.....................................................     44
      Plan participants' contributions..................................     --
      Plan amendments...................................................     --
      Actuarial gain (loss).............................................     --
      Acquisition.......................................................     --
      Benefits paid.....................................................    (20)
                                                                         ------
      Benefit obligation at December 31, 1998........................... $2,872
                                                                         ======

                          U.S.A. FLORAL PRODUCTS, INC.

                       (in thousands, except share data)
  The following tables set forth the Plan's fair value, funded status and weighted average assumptions.

      Change in Plan assets:
      Fair value of Plan at October 1, 1998............ $    --
      Actual return on plan assets.....................      --
      Employer contribution............................      19
      Acquisition......................................     (19)
      Plan participants' contributions.................      --
      Benefits paid....................................      --
                                                        -------
      Fair value of Plan assets at December 31, 1998... $    --
                                                        =======
      Funded status of Plan............................ $(2,872)
      Unrecognized actuarial gain (loss)...............      --
      Unrecognized prior service cost..................      --
      Unrecognized net transition obligation...........      --
                                                        -------
      Accrued benefit cost............................. $(2,872)
                                                        =======
      Amounts recognized in the statement
       of financial position consist of:
      Prepaid benefit cost............................. $    --
      Accrued benefit liability........................  (2,872)
      Intangible asset.................................      --
      Accumulated other comprehensive income...........      --
                                                        -------
      Net amount recognized............................ $(2,872)
                                                        =======
      Weighted average assumptions as of
       October 1, 1998 and December 31, 1998            Austria  Germany Italy
      Discount rate....................................  6.00%    6.00%  6.50%
      Expected return on assets........................   n/a      n/a    n/a
      Rate of compensation increase....................  4.00%     n/a   3.50%

  The components of net periodic benefit cost included in net income for the year ended December 31, 1998, are as follows:

      Components of net periodic benefit cost
      for the year ended December 31, 1998
      Service cost......................................................... $26
      Interest cost........................................................  44
      Expected return on Plan assets.......................................  --
      Amortization of prior service cost...................................  --
      Actuarial gain (loss)................................................  --
      Transition amount amortization.......................................  --
                                                                            ---
      Net periodic benefit cost............................................ $70
                                                                            ===

                         U.S.A. FLORAL PRODUCTS, INC.

                       (in thousands, except share data)
NOTE 16--SUPPLEMENTAL CASH FLOW INFORMATION

  Supplemental disclosure of cash flow information:

                                                               For the period
                                               Year Ended     April 22, 1997 to
                                            December 31, 1998 December 31, 1997
                                            ----------------- -----------------
Cash paid during the period for interest...     $  5,863           $   100
                                                ========           =======
Cash paid during the period for income
 taxes.....................................     $ 10,155           $   225
                                                ========           =======
Supplemental disclosure of non-cash
 transactions:
  Business acquisitions:
    Cash paid for business acquisitions....     $153,189           $43,679
    Less: cash acquired....................       10,536             3,861
                                                --------           -------
    Cash paid for business acquisitions,
     net...................................      142,653            39,818
    Issuance of common stock for business
     acquisitions..........................       99,461            22,743
                                                --------           -------
                                                 242,114            62,561
    Fair value of net assets acquired, net
     of cash...............................       22,154             9,717
                                                --------           -------
                                                $219,960           $52,844
                                                ========           =======

NOTE 17--SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

  The following is a summary of the unaudited quarterly financial data for the quarters ended after the Company's IPO on October 15, 1997:

                                     1997                  1998
                                    ------- -----------------------------------
                                    Fourth   First    Second   Third    Fourth
                                    Quarter Quarter  Quarter  Quarter  Quarter
                                    ------- -------- -------- -------- --------
Net revenues......................  $37,380 $100,520 $133,775 $110,799 $243,940
Gross margin......................   10,695   26,464   37,109   31,518   64,931
Net income (loss) (1).............      526    3,952    4,963       81   (1,253)
Net income (loss) per share, basic
 (2)..............................     0.06     0.32     0.35     0.01    (0.08)
Net income (loss) per share,
 diluted (2)......................     0.06     0.31     0.34     0.01    (0.08)

(1) The results for the fourth quarter of 1998 are after pre-tax non-recuring charges aggregating $5 million (approximately $0.19 per diluted share).

(2) Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share in 1998 and 1997 may not equal the total computed for the year.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Washington, District of Columbia on March 30, 1999.

                                          U.S.A. FLORAL PRODUCTS, INC.


                                          By: /s/ Robert J. Poirier
                                             -------------------------------
                                              Robert J. Poirier
                                              Chairman of the Board, President
                                              and
                                              Chief Executive Officer

  Each person whose signature appears below hereby appoints Robert J. Poirier and W. Michael Kipphut, and both of them, either of whom may act without the joinder of the other, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Commission, granting unto said attorneys-in-fact and agents full power and authority to perform each and every act and thing appropriate or necessary to be done, as fully and for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

           Signature                        Capacity                  Date

     /s/ Robert J. Poirier         Chairman of the Board,        March 30, 1999
-------------------------------    President and
       Robert J. Poirier            Chief Executive Officer and a
                                    Director (Principal Executive
                                    Officer)

    /s/ W. Michael Kipphut         Chief Financial Officer       March 30, 1999
-------------------------------    (Principal
      W. Michael Kipphut            Financial and Accounting
                                   Officer)

     /s/ Vincent W. Eades          Director                      March 30, 1999
-------------------------------
       Vincent W. Eades

     /s/ Aaron J. Gellman          Director                      March 30, 1999
-------------------------------
       Aaron J. Gellman

      /s/ Ann Torre Grant          Director                      March 30, 1999
-------------------------------
        Ann Torre Grant

    /s/ Jonathan J. Ledecky        Director                      March 30, 1999
-------------------------------
      Jonathan J. Ledecky

           Signature                        Capacity                  Date

    /s/ Theodore J. Leonsis              Director                 March 30, 1999
-------------------------------
      Theodore J. Leonsis

     /s/ Edward J. Mathias               Director                 March 30, 1999
-------------------------------
       Edward J. Mathias

         /s/ Peter Roy                   Director                 March 30, 1999
-------------------------------
           Peter Roy

     /s/ Jeffrey Brothers                Director                 March 30, 1999
-------------------------------
       Jeffrey Brothers

     /s/ John T. Dickinson               Director                 March 30, 1999
-------------------------------
       John T. Dickinson

      /s/ Gustavo Moreno                 Director                 March 30, 1999
-------------------------------
        Gustavo Moreno

                               INDEX TO EXHIBITS

 Exhibit
 Number                                Description
 -------                               -----------
  2.01   Purchase Agreement by and among U.S.A. Floral Products, Inc., CFL
         Acquisition Corp., ABCL Acquisition Corp., Continental Farms Limited,
         Atlantic Bouquet Company Limited, Continental Farms Management, Inc.
         and the Limited Partners named therein made effective as of January
         20, 1998. (Exhibit 2.1)(1)
  2.02   Agreement and Plan of Reorganization by and among U.S.A. Floral
         Products, Inc., XLG Acquisition Corp., XL Group, Inc. and Peter F.
         Ullrich dated as of January 20, 1998. (Exhibit 2.2)(1)
  2.03   Agreement and Plan of Reorganization by and among U.S.A. Floral
         Products, Inc., EFI Acquisition Corp., EFM Acquisition Corp.,
         Everflora, Inc., Everflora Miami, Inc. and the Stockholder named therein dated January 16, 1998. (Exhibit 2.11)(2)
  2.04   Agreement and Plan of Reorganization by and among U.S.A. Floral
         Products, Inc., LF Acquisition Corp., H&H Flowers, Inc. and the
         Stockholders named therein made effective as of January 16, 1998.
         (Exhibit 2.12).(2)
  2.05   Agreement and Plan or Reorganization by and among U.S.A. Floral
         Products, Inc., UF Acquisition Corp., UltraFlora Corporation and the
         Stockholders named therein made effective as of January 16, 1998.
         (Exhibit 2.13)(2)
  2.06   Agreement and Plan or Reorganization by and among U.S.A. Floral
         Products, Inc., KDI Acquisition Corp., Koehler & Dramm, Inc. and the
         Stockholders named therein made effective as of January 16, 1998.
         (Exhibit 2.14)(2)
  2.07   Stock Purchase Agreement by and among U.S.A. Floral Products, Inc.,
         Maxima Farms, Inc., Maxima Farms, Ltd. and the principal beneficial owner of Maxima Farms, Ltd. made effective as of April 3, 1998.
         (Exhibit 2.15)(3)
  2.08   Share Purchase Agreement by and among U.S.A. Floral Products, Inc.,
         David L. Jones Wholesale, Ltd. and the Shareholders named therein made effective as of April 3, 1998. (Exhibit 2.16)(3)
  2.09   Agreement and Plan of Reorganization by and among U.S.A. Floral
         Products, Inc., EFTA Acquisition Corp., Elite Farms, Talent, Inc.,
         Anvacu, Inc., the Stockholders named therein and the beneficial owners named therein made effective as of April 3, 1998. (Exhibit 2.17)(3)
  2.10   Stock Purchase Agreement by and among U.S.A. Floral Products, Inc.,
         Selecta Farms, Inc., Saint Ann Trading Corporation, Juecla Investment
         Corporation and persons named therein made effective as of April 3,
         1998. (Exhibit 2.18)(3)
  2.11   Agreement and Plan of Reorganization by and among U.S.A. Floral
         Products, Inc., SAB Acquisition Corp., Master Flowers Inc. and the
         Stockholders named therein made effective April 3, 1998.
         (Exhibit 2.19)(3)
  2.12   Agreement and Plan of Reorganization by and among U.S.A. Floral
         Products, Inc., FFI Acquisition Corp., Edfrancar, Inc. and the
         Stockholders named therein made effective as of April 3, 1998.
         (Exhibit 2.20)(3)
  2.13   Agreement and Plan of Reorganization by and among U.S.A. Floral
         Products, Inc., ASG Acquisition Corp., AFB Marketing, Inc. and the
         Stockholders named therein made effective as of April 3, 1998.
         (Exhibit 2.21)(3)
  2.14   Agreement and Plan of Reorganization by and among U.S.A. Floral
         Products, Inc., PFW Acquisition Corp., RCF Acquisition Corp., Pacific
         Floral Wholesale, Inc., Rose City Floral, Inc. and the Stockholder
         named therein made effective as of April 3, 1998. (Exhibit 2.22)(3)
  2.15   Stock and Asset Purchase Agreement by and between DIMON Incorporated and Florimex Worldwide GmbH, and U.S.A. Floral Products, Inc. (Exhibit
         2.1)(4)

 Exhibit
  Number                               Description
 --------                              -----------
  3.01    Certificate of Incorporation of U.S.A. Floral Products, Inc., as
          amended. (Exhibit 3.01)(5)
  3.02    Amended and Restated Bylaws of U.S.A. Floral Products, Inc. (Exhibit
          3.02)(5)
  4.01    Credit Agreement among U.S.A. Floral Products, Inc., U.S.A. Floral
          Products Germany GmbH & Co. KG, Florimex Worldwide B.V., Various
          Lending Institutions, Bayerische Hypo-Und Vereinsbank AG, as
          Syndication Agent, BankBoston, N.A., as Documentation Agent, and
          Bankers Trust Company, as Arranger and Administrative Agent, dated as of October 16, 1997 and Amended and Restated as of October 2, 1998.
          (Exhibit 4.1)(4)
  4.01(a) Consent to Credit Agreement among U.S.A. Floral Products, Inc., various Lending Institutions and Bankers Trust Company, as Agent,
          dated as of January 26, 1998. (Exhibit 4.01(a))(2)
  4.01(b) First Amendment to Credit Agreement, dated as of November 2, 1998, among U.S.A. Floral Products, Inc., U.S.A. Floral Products GmbH & Co.
          KG, Florimex Worldwide B.V., the lenders party to the Credit
          Agreement, Bayerische Hypo-Und Vereinsbank AG, as Syndication Agent,
          BankBoston, N.A., as Documentation Agent, and Bankers Trust Company
          as Arranger and Administrative Agent.(6)
  4.01(c) Second Amendment and consent dated as of December 29, 1998, among
          U.S.A. Floral Products, Inc., U.S.A. Floral Products GmbH & Co. KG,
          Florimex Worldwide B.V., the lenders party to the Credit Agreement,
          Bayerische Hypo-Und Vereinsbank AG, as Syndication Agent, BankBoston,
          N.A. as Documentation Agent, and Bankers Trust Company, as Arranger
          and Administrative Agent.(6)
 10.01    U.S.A. Floral Products, Inc. 1997 Long-Term Incentive Plan. (Exhibit
          10.10)(5)*
 10.02    U.S.A. Floral Products, Inc. 1997 Non-Employee Directors' Stock Plan.
          (Exhibit 10.11)(5)*
 10.03    U.S.A. Floral Products, Inc. 1997 Employee Stock Purchase Plan.
          (Exhibit 10.12)(5)
 10.04    Employment Agreement between U.S.A. Floral Products, Inc. and Robert
          Poirier, dated as of December 1, 1998.(6)*
 10.05    Employment Agreement between U.S.A. Floral Products, Inc. and Raymond
          C. Anderson, dated October 9, 1997. (Exhibit 10.13)(5)*
 10.06    Employment Agreement between The Roy Houff Company and Roy O. Houff, dated October 16, 1997. (Exhibit 10.14)(5)*
 10.07    Employment Agreement between CFX, Inc. and Dwight Haight, dated
          October 16, 1997. (Exhibit 10.15)(5)*
 10.08    Employment Agreement between Bay State Florist Supply, Inc. and
          William W. Rudolph, dated October 16, 1997. (Exhibit 10.16)(5)*
 10.09    Employment Agreement between Monterey Bay Bouquet, Inc. and Jeffrey
          Brothers, dated October 16, 1997. (Exhibit 10.17)(5)*
 10.10    Employment Agreement between Alpine Gem Flower Shippers, Inc. and
          John Q. Graham, Jr., dated October 16, 1997. (Exhibit 10.18)(5)*
 10.11    Employment Agreement between United Wholesale Florists, Inc. and
          Raymond R. Ashmore, dated October 16, 1997. (Exhibit 10.19)(5)*
 10.12    Employment Agreement between American Florist Supply, Inc. and John
          T. Dickinson, dated October 16, 1997. (Exhibit 10.20)(5)*
 10.13    Employment Agreement between Flower Trading Corporation and Gustavo
          Moreno, dated October 16, 1997. (Exhibit 10.21)(5)*

 Exhibit
 Number                                Description
 -------                               -----------
  10.14  Employment Agreement between U.S.A. Floral Products, Inc. and
         Christopher E. Wilson, dated August 4, 1998.(6)*
  10.15  Employment Agreement between U.S.A. Floral Products, Inc. and Dwight
         Ferguson, dated August 12, 1998.(6)*
  10.16  Employment Agreement between U.S.A. Floral Products, Inc. and W.
         Michael Kipphut, dated September 28, 1998.(6)*
  10.17  Sublease Agreement by and between Blytheville-Gosnell Regional Airport
         Authority and Floral Distributors, Inc., dated December 16, 1998.(6)
  10.18  Registration Rights Agreement, dated as of July 25, 1997, among U.S.A.
         Floral Products, Inc. and certain stockholders named therein. (Exhibit
         10.22)(5)
  21.01  Subsidiaries of the Registrant.(6)
  23.01  Consent of PricewaterhouseCoopers LLP.(6)
  27.01  Financial Data Schedule.(6)

--------
 *  Management contract or compensatory plan or arrangement.

(1) Incorporated by reference. Previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on February 9, 1998.

(2) Incorporated by reference. Previously filed as an exhibit to the Company's Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 (Registration Statement No. 333-39969) filed with the Commission on March 6, 1998.

(3) Incorporated by reference. Previously filed as an Exhibit to the Company's Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 (Registration Statement No. 333-39969) filed with the Commission on May 8, 1998.

(4) Incorporated by reference. Previously filed as an Exhibit to the Company's Current Report on Form 8-K filed with the Commission on October 15, 1998.

(5) Incorporated by reference. Previously filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-33131) filed with the Commission on September 18, 1997.

(6)  Filed herewith.