Form 10-Q
period 1999-03-31
U S A FLORAL PRODUCTS INC
filed 1999-05-17
CIK 1043438

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                 _____________

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended  March 31, 1999
                                   ------------------

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________

                     Commission file number  000-23121
                                            -----------

                         U.S.A. Floral Products, Inc.
                         ----------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                                52-2030697
--------------------------------------------------------------------------------
(State or other jurisdiction                                  (I.R.S. employer
of incorporation or organization)                            identification no.)

1025 Thomas Jefferson Street, N.W., Suite 300 East Washington, DC   20007
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip code)


Registrant's telephone number, including area code   (202) 333-0800
                                                   ------------------

--------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X         No
                                         ---           ---


     The number of shares outstanding of the registrant's Common Stock, par value $.001 per share (which is the only outstanding class of the registrant's common stock) was 16,313,902 shares at May 17, 1999.

Forward Looking Statements

     In this Form 10-Q ("Form 10-Q"), "USA Floral," "we," "us," and "our" refer to U.S.A. Floral Products, Inc. and its subsidiaries, unless the context otherwise requires. This Form 10-Q contains (or incorporates by reference) certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements generally can be identified by the use of forward-looking terminology such as "may," "will," "intend," "estimate," "anticipate," "believe," "expect," or "continue" or variations thereon or similar terminology. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about USA Floral, including among other things:

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

     .    changes in, or failure to maintain, current pricing levels;

     .    any reduction in sales to or loss of any significant customers;

     .    competition;

     .    changes in our business strategy or development;

     . availability of sufficient capital to meet our needs or on terms or at times acceptable to us; and

     .    availability of qualified personnel.

     We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Because of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-Q might not occur.


PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1. Financial Statements

                         U.S.A. FLORAL PRODUCTS, INC.

                     UNAUDITED CONSOLIDATED BALANCE SHEET
                       (in thousands, except par value)


                                                                    March 31, 1999             December 31, 1998
                                                                    --------------             -----------------
ASSETS
Current assets:
 Cash and cash equivalents                                            $   26,139                  $   20,196
 Accounts receivable, net                                                117,450                      97,769
 Inventory                                                                21,229                      18,577
 Prepaid expenses and other assets                                        11,442                      12,259
 Deferred income tax assets                                                3,406                       3,376
                                                                       ---------                   ---------
  Total current assets                                                   179,666                     152,177
 Property and equipment, net                                              57,080                      59,636
 Goodwill, net                                                           273,369                     267,763
 Restricted cash                                                           3,688                       3,672
 Deferred financing costs                                                  3,391                       3,477
 Other assets                                                              6,785                       7,309
                                                                       =========                   =========
    Total assets                                                       $ 523,979                   $ 494,034
                                                                       =========                   =========

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term debt                                                       $   5,124                   $   5,005
 Accounts payable                                                         68,925                      58,033
 Accrued expenses                                                         26,168                      29,919
 Due to stockholders                                                      23,546                      15,350
 Income taxes payable                                                      4,987                       3,227
                                                                       ---------                   ---------
  Total current liabilities                                              128,750                     111,534
 Long-term debt                                                          202,924                     194,668
 Deferred income tax liabilities                                           2,003                       1,784
                                                                       ---------                   ---------
   Total liabilities                                                     333,677                     307,986
                                                                       ---------                   ---------

 Minority interest in subsidiaries                                           388                         423

 Commitments and contingencies

 Stockholders' equity:
  Common stock, $0.001 par value; 100,000 shares authorized;
    14,888 and 14,850 shares issued, respectively                             15                          15
  Treasury stock (14 shares)                                                (287)                       (287)
  Additional paid-in capital                                             178,362                     178,130
  Retained earnings                                                       12,171                       8,159
  Accumulated other comprehensive income                                    (347)                       (392)
                                                                       ---------                   ---------
   Total stockholders' equity                                            189,914                     185,625
                                                                       =========                   =========
   Total liabilities and
    stockholders' equity                                               $ 523,979                   $ 494,034
                                                                       =========                   =========



       The accompanying notes are an integral part of these consolidated financial statements.

                         U.S.A. FLORAL PRODUCTS, INC.

                UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands, except per share amounts)


                                                           Three Months Ended           Three Months Ended
                                                             March 31, 1999               March 31, 1998
                                                             --------------               --------------
Net revenues                                                  $ 271,343                    $ 100,520
Cost of sales                                                   204,769                       74,056
                                                              ---------                    ---------
 Gross margin                                                    66,574                       26,464

Selling, general and administrative expenses                     53,979                       18,540
Goodwill amortization                                             1,727                          746
Integration charge                                                   37                            -
                                                              ---------                    ---------
 Income from operations                                          10,831                        7,178

Other income (expense):
 Interest expense                                                (3,863)                        (681)
 Interest income                                                    382                          270
 Other                                                              182                          315
                                                              ---------                    ---------
Income before income taxes and minority interest                  7,532                        7,082
Provision for income taxes                                        3,512                        3,130
                                                              ---------                    ---------
Net income before minority interest                               4,020                        3,952

Minority interest                                                    (8)                           -
                                                              =========                    =========
Net income                                                    $   4,012                    $   3,952
                                                              =========                    =========
Net income per share
 Basic                                                        $    0.25                    $    0.32

 Diluted                                                      $    0.24                    $    0.31

Weighted average shares outstanding:
 Basic                                                           16,314                       12,360

 Diluted                                                         16,563                       12,927


  The accompanying notes are an integral part of these consolidated financial statements.

                         U.S.A. FLORAL PRODUCTS, INC.

           UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (in thousands)


                                                                                                 Accumulated
                                          Common Stock                  Additional                  Other           Total
                                          ------------
                                                             Treasury     Paid-in     Retained  Comprehensive    Stockholders'
                                          Shares   Amount      Stock      Capital     Earnings     Income            Equity
                                          ------   ------      -----      -------     --------     ------            ------
Balance at December 31, 1998                14,836  $   15     $  (287)   $ 178,130   $   8,159  $      (392)    $     185,625

Exercise of stock options                        7      -                        87                                         87

Issuance of common stock                        31      -                       145                                        145

Net income                                                                                4,012

Foreign currency translation adjustment                                                                   45

Total comprehensive income                                                                                               4,057
                                          -------------------------------------------------------------------------------------

Balance at March 31, 1999                   14,874  $   15     $  (287)   $ 178,362   $  12,171  $     ( 347)    $     189,914
                                          =====================================================================================



 The accompanying notes are an integral part of these consolidated financial statements.

                         U.S.A. FLORAL PRODUCTS, INC.

                UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)


                                                                                Three Months Ended       Three Months Ended
                                                                                  March 31, 1999           March 31, 1998
                                                                                  --------------           --------------

Cash flows from operating activities:
   Net income                                                                      $ 4,012                   $ 3,952
   Adjustments to reconcile net income to cash
      provided by operating activities:
      Depreciation and amortization                                                  2,382                       568
      Amortization of goodwill                                                       1,727                       746
      Amortization of deferred financing costs                                         188                        90
      Loss on disposal of property and equipment                                       (45)                      (16)
      Foreign currency translation losses                                                4                         -
      Income applicable to minority interests                                            8                         -
      Deferred income taxes                                                              -                      (163)
      Changes in operating assets and liabilities,
       exclusive of acquired companies:
         Accounts receivable                                                       (22,991)                   (7,121)
         Inventory                                                                  (2,769)                   (1,272)
         Due from related parties                                                        -                     3,323
         Prepaid expenses and other current assets                                   2,641                      (477)
         Other assets                                                                  694                       484
         Income taxes payable                                                        2,157                     1,757
         Other liabilities                                                               -                       253
         Accounts payable                                                            9,754                     1,111
         Accrued expenses                                                           (1,066)
                                                                                  --------                  --------
           Net cash provided (used in) by operating activities:                     (3,304)                    3,235
                                                                                  --------                  --------

     Cash flows from investing activities:
        Purchases of property and equipment                                         (3,168)                     (585)
        Payment for business acquisitions, net of cash acquired                          -                   (47,332)
        Increase in restricted cash                                                    (16)                   (3,526)
        Deferred acquisition costs                                                       -                       199
                                                                                  --------                  --------

              Net cash used in investing activities                                 (3,184)                  (51,244)
                                                                                  --------                  --------

     Cash flows from financing activities:
        Proceeds from and repayments of long term debt                              12,683                    45,889
        Increase in deferred financing costs                                          (102)                      (70)
        Proceeds from issuance of common stock                                         145
        Proceeds from exercise of stock options                                         87
                                                                                  --------                  --------

             Net cash provided by financing activities                              12,813                    45,819

     Effect of exchange rates on cash                                                 (382)                        -
                                                                                  --------                  --------

     Net increase in cash and cash equivalents                                       5,943                    (2,190)
     Cash and cash equivalents  - beginning of the period                           20,196                    15,582
                                                                                  --------                  --------

     Cash and cash equivalents - end of the period                                $ 26,139                  $ 13,392
                                                                                  ========                  ========

     See Note 8 for supplemental cash flow information


  The accompanying notes are an integral part of these consolidated financial statements.

                         U.S.A. FLORAL PRODUCTS, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                            (dollars in thousands)



NOTE 1 -- GENERAL

     U.S.A. Floral Products, Inc., a Delaware corporation ("USA Floral" or the "Company"), was founded in April 1997 and since then has grown to become a worldwide distributor of floral products. USA Floral acquired eight U.S. businesses in the floral industry (the "Founding Companies") simultaneously with the initial public offering ("IPO") of its Common Stock in October 1997, acquired six U.S. businesses in the floral industry in January 1998 (the "January 1998 Class"), acquired eight businesses in the floral industry in April 1998 (the "April 1998 Class"), acquired nine businesses in the floral industry in July 1998 (the "July 1998 Class"), and on October 1, 1998 acquired the business of Florimex Worldwide GmbH and related entities ("Florimex"), an international distributor of floral products headquartered in Nurnberg, Germany (together, the "Acquisitions"). These financial statements include the results of operations of USA Floral and the Founding Companies, the January 1998 Class, the April 1998 Class, the July 1998 Class and Florimex subsequent to their acquisitions. The Company intends to continue to acquire, through merger or purchase, similar companies to expand its domestic and international operations.

     The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal, recurring nature.

     The unaudited interim financial information should be read in conjunction with the consolidated financial statements contained in the Company's 1998 Annual Report on Form 10-K.

NOTE 2 - ACQUISITIONS

     Contingent purchase consideration related to earn-out arrangements included in the definitive agreements for DL Jones and Allan Stanley were achieved during the three month period ended March 31, 1999. These earn-out arrangements provided for the Company to pay additional consideration based on adjusted earnings before interest and taxes, as defined, for the twelve months ended February 28, 1999 for DL Jones in the amount of $1,468 and for the twelve months ended March 31, 1999 for Allan Stanley in the amount of $5,422. These amounts have been included in goodwill at March 31, 1999. Further, the total purchase consideration does not reflect contingent consideration related to an earn-out arrangement included in the definitive agreement for Channel Islands. This earn-out arrangement provides for the Company to pay additional consideration, not to exceed $3,000, based on adjusted earnings before interest and taxes, as defined, for the eighteen month period ending December 31, 1999 for Channel Islands.

                         U.S.A. FLORAL PRODUCTS, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                            (dollars in thousands)


NOTE 3 - EARNINGS PER SHARE

     The shares used in computing net income per share are as follows:

                                                  Three months    Three months
                                                     ended           ended
                                                 March 31, 1999  March 31, 1998
                                                 --------------  --------------
Weighted average shares outstanding - Basic        16,313,902      12,359,761
Dilution attributable to options                      249,476         567,004
                                                 ------------    ------------
Weighted average shares outstanding - Diluted      16,563,378      12,926,765
                                                 ============    ============

     The above calculations for the three months ended March 31, 1999 do not include shares which may be issued under an earn-out arrangement for Channel Islands.

     Included in the weighted average shares outstanding - basic are 1,409,439 shares of common stock attributable to contingent consideration earned and unpaid and 30,620 shares of common stock to be issued under the employee stock purchase plan at March 31, 1999.



NOTE 4 - INVENTORY

     Inventory consists of the following finished goods:

                                March 31,    December 31,
                                  1999          1998
                               ---------     ------------
Hardgoods                      $  15,502     $     15,574
Perishables                        5,727            3,003
                               ---------     ------------
                               $  21,229     $     18,577
                               =========     ============



NOTE 5 - COMMITMENTS AND CONTINGENCIES

     The Company is involved in various legal proceedings that have arisen in the ordinary course of business. The Company does not believe that any of these proceedings will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

                         U.S.A. FLORAL PRODUCTS, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                            (dollars in thousands)



NOTE 6 - INTEGRATION PLANS

     In November 1998, in connection with management's plan to reduce costs and improve operating efficiencies, the Company announced an integration plan which is expected to result in a charge of approximately $3.8 million.

     In connection with the integration plan, the Company will integrate certain warehouse and distribution facilities, principally those associated with the Company's import and bouquet manufacturing operations in Miami, Florida. Approximately $3.4 million of the charge was recorded in the fourth quarter of 1998. An additional $37 of the charge was recorded in the first quarter of 1999. The balance of the charge is to be recorded in the second and third quarters of 1999. The integration charges principally relate to the write-down to fair value of equipment made obsolete or redundant, severance related to the termination of 180 employees, and lease termination costs due to the decision to merge certain facilities. The integration of the warehouses and distribution facilities began in November 1998 and is expected to be complete by September 30, 1999.

The major components of the integration charge are as follows:

Severance and related costs                       $      800
Write down of property, plant and equipment            2,100
Lease termination costs                                  400
Professional fees and other costs                        500
                                                  ----------
                                                  $    3,800
                                                  ==========


     At March 31, 1999, $2.4 million of the integration charge remained in accrued liabilities and 35 employees had been terminated. The balance is primarily comprised of $450 for the reduction of approximately 145 employees in North America to be completed in 1999, $275 for closing excess facilities and $1,675 for non-cash write downs of recorded assets. A summary of the integration activity is presented below:

Balance at December 31, 1998               $ 2,924
1999 Activity:
 Non cash write-down of
  property and equipment                      (180)
 Lease-termination cash payments              (105)
 Reduction in workforce and
  other cash outflows                         (246)
                                           -------
Balance at March 31, 1999                  $ 2,393
                                           =======

                         U.S.A. FLORAL PRODUCTS, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                            (dollars in thousands)


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

     At March 31, 1999, $2.1 million of the integration charge remained in accrued liabilities and 7 employees had been terminated. The balance was comprised of $2.0 million for the reduction of approximately 17 employees in the International Division to be completed in 1999, and $100 for non-cash write-downs of recorded assets. A summary of the integration activity is presented below:

Balance at December 31, 1998                       $  2,367
1999 Activity:
  Reduction in workforce cash outflows                 (171)
  Other cash outflows                                  (120)
                                                   --------
Balance at March 31, 1999                          $  2,076
                                                   ========



NOTE 7 - GEOGRAPHIC REGION AND BUSINESS SEGMENT INFORMATION

     Segment information has been provided for each of the periods presented in the Company's statement of operations. The Company is organized primarily on a geographic basis with an International Division and a North America Division and secondarily based on the products and services that it offers. Each division has three segments: import/export, wholesale distribution and bouquet manufacturers. The import/export segment purchases flowers from farms located primarily in South America, Africa and Europe and sells them to wholesalers and bouquet manufacturers. The wholesale distribution segment purchases perishable flowers and floral related hardgoods from growers, importer/exporters and brokers and sells them to retail florists and mass marketers. The bouquet manufacturers segment procures and produces fresh cut floral bouquets for distribution primarily to mass markets, broadly defined as supermarkets and discount retailers. The Company's reportable divisions and segments are strategic business units that offer different floral related products and services. They are managed separately because each business division and segment requires different marketing and management strategies. The Company evaluates segment performance and allocates resources to them based on gross margin and income from operations.

     The accounting policies of the segments are the same as those described in the Company's 1998 Annual Report on Form 10K. Segment data includes intersegment sales and transfers which the Company accounts for as if the sales or transfers were to third parties, that is, at current market prices.

                         U.S.A. FLORAL PRODUCTS, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                            (dollars in thousands)


The following tables present information about reported segments:

          North America Division
                                                              For the three months ended March 31, 1998
                                                  ---------------------------------------------------------------
                                                      Import/        Wholesale         Bouquet
                                                      Export        Distribution     Manufacturers      Total
                                                     ---------      ------------     -------------     --------
          Revenues - external customers              $ 42,674       $     33,866     $      23,980     $100,520
          Revenues - intercompany                       5,382                  -                 -        5,382
          Gross margin                                 11,371             10,922             4,171       26,464
          Depreciation and amortization                   579                549               267        1,395
          Integration charge                                -                  -                 -            -
          Income from operations                        4,733              1,725             1,843        8,301

     There was no International Division during the first three months of 1998.




          North America Division                            For the three months ended March 31, 1999
                                                  ---------------------------------------------------------------
                                                      Import/        Wholesale         Bouquet
                                                      Export        Distribution     Manufacturers      Total
                                                     ---------      ------------     -------------     --------
          Revenues - external customers              $  65,946      $     51,771     $      51,302     $169,019
          Revenues - intercompany                       13,802               225             1,414       15,441
          Gross margin                                  19,234            16,124             9,786       45,144
          Depreciation and amortization                  1,073               711               529        2,313
          Integration charge                                 -                37                 -           37
          Income from operations                         7,690             1,776             2,110       11,576


          International Division                              For the three months ended March 31, 1999
                                                  ---------------------------------------------------------------
                                                      Import/        Wholesale         Bouquet
                                                      Export        Distribution     Manufacturers      Total
                                                     ---------      ------------     -------------     --------
          Revenues - external customers              $  64,800      $     18,943     $      18,581     $102,324
          Revenues - intercompany                       21,288                35               179       21,502
          Gross margin                                  13,489             4,702             3,239       21,430
          Depreciation and amortization                    553               477               258        1,288
          Integration charge                                 -                 -                 -            -
          Income from operations                         1,579                52               715        2,346

                         U.S.A. FLORAL PRODUCTS, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                            (dollars in thousands)

     Consolidated                                      For the three months ended March 31, 1999
                                         -----------------------------------------------------------------
                                           Import/          Wholesale           Bouquet
                                           Export          Distribution      Manufacturers          Total
                                         ---------         ------------      -------------         -------
Revenues - external customers            $ 130,746         $     70,714      $      69,883         $271,343
Revenues - intercompany                     35,090                  260              1,593           36,943
Gross margin                                32,723               20,826             13,025           66,574
Depreciation and amortization                1,626                1,188                787            3,601
Integration charge                               -                   37                  -               37
Income from operations                       9,269                1,828              2,825           13,922

Total Assets as of December 31, 1998 and March 31, 1999 by segment are:

     Total Assets                                            As of December 31, 1998
                                         -----------------------------------------------------------------
                                           Import/          Wholesale           Bouquet
                                           Export          Distribution      Manufacturers          Total
                                         ---------         ------------      -------------         -------
North America Division                   $ 143,171         $     95,167      $      69,780         $308,118
International Division                      65,010               21,298             18,653          104,961
                                         ------------------------------------------------------------------
Total segment assets                     $ 208,181         $    116,465      $      88,433         $413,079
                                         ==================================================================

     Total Assets                                               As of March 31, 1999
                                         -----------------------------------------------------------------
                                           Import/          Wholesale           Bouquet
                                           Export          Distribution      Manufacturers          Total
                                         ---------         ------------      -------------         -------
North America Division                   $ 161,979         $    100,061      $      74,078         $336,118
International Division                      64,105               20,844             18,121          103,070
                                         ------------------------------------------------------------------
Total segment assets                     $ 226,084         $    120,905      $      92,199         $439,188
                                         ==================================================================

                         U.S.A. FLORAL PRODUCTS, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                            (dollars in thousands)


  Reconciliations of total segment income from operations to total consolidated income before income taxes and total segment assets to consolidated total assets are as follows:

                                                                 Three months ended     Three months ended
                                                                   March 31, 1999         March 31, 1998
                                                                 ------------------     ------------------
     Income from Operations

     Total segment income from operations                        $           13,922     $            8,301
     Interest income                                                            382                    270
     Interest expense                                                        (3,863)                  (681)
     Other income                                                               182                    315
     Unallocated corporate S,G&A expenses                                    (2,625)                (1,123)
     Unallocated goodwill amortization                                         (466)                     -
                                                                 -----------------------------------------
        Total consolidated income before income taxes            $            7,532     $            7,082
                                                                 =========================================

     Total Assets                                                    March 31,             December 31,
                                                                       1999                   1998
                                                                 ------------------     ------------------
     Total segment assets                                        $          439,188     $          413,079
     Elimination of intercompany receivables
                                                                             (9,729)                (6,464)
     Goodwill not allocated to segments                                      80,782                 70,462
     Other assets                                                            13,738                 16,957
                                                                 -----------------------------------------
        Total consolidated assets                                $          523,979     $          494,034
                                                                 =========================================


  The following table presents revenues and long-lived asset information by geographic area:

                                                  Revenues                              Long-lived Assets
                                    ---------------------------------------------------------------------------------
                                    Three months ended   Three months ended          As of         As of December 31,
                                      March 31, 1999        March 31, 1998      March 31, 1999           1998
                                    ---------------------------------------------------------------------------------
     United States                  $        160,283     $          100,520     $      247,914     $         240,425
     Germany                                  32,939                      -             74,896                36,495
     Netherlands                              40,261                      -              8,694                42,412
     Other foreign countries                  37,860                      -             12,629                22,525
                                    ---------------------------------------------------------------------------------
          Total                     $        271,343     $          100,520     $      344,133     $         341,857
                                    =================================================================================

  Revenues are based on the country in which the sale originates (i.e., where the legal subsidiary is domiciled) and do not include intercompany sales.

                         U.S.A. FLORAL PRODUCTS, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                            (dollars in thousands)


NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental disclosure of cash flow information:

                                                                              Three months                Three months
                                                                                  ended                      ended
                                                                                 March 31,                  March 31,
                                                                                   1999                       1998
                                                                            ----------------------------------------------
  Cash paid during the period for interest                                        $1,097                      $    152
                                                                            ==================            ================
  Cash paid during the period for income taxes                                    $  478                      $    772
                                                                            ==================            ================

Supplemental disclosure of non-cash transactions:
 Business acquisitions:
  Cash paid for business acquisitions                                             $    -                      $ 52,100
  Less:  cash acquired                                                                 -                         4,768
                                                                            ------------------            ----------------
  Cash paid for business acquisitions, net                                             -                        47,332
  Issuance of common stock for business acquisitions                                   -                        56,142
                                                                            ------------------            ----------------
                                                                                       -                       103,474
  Fair value of net assets acquired, net of cash                                       -                        13,398
                                                                            ------------------            ----------------
                                                                                  $    -                      $ 90,076
                                                                            ==================            ================

Although there were no acquisitions in the first quarter of 1999, during the three months ended March 31, 1999 the Company accrued $8,196 in contingent consideration for earnouts which are anticipated to be satisfied in the second quarter of 1999 in amounts of cash of $3,830 and common stock of $4,366.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                                   For the three                            For the three
Statement of Operations:                           months ended                             months ended
(in thousands except per                             March 31,                                March 31,
share data)                                            1999                                    1998
                                                   ------------------------------------------------------------------
Net revenue                                           $271,343         100.0%               $100,520         100.0%
Cost of sales                                          204,769          75.5%                 74,056          73.7%
                                                   ------------------------------------------------------------------
Gross margin                                            66,574          24.5%                 26,464          26.3%
Selling, general and
   administrative expenses                              53,979          19.9%                 18,540          18.4%
Goodwill amortization                                    1,727           0.6%                    746           0.7%
Integration charge                                          37           0.0%                      -           0.0%
                                                   ------------------------------------------------------------------
Income from operations                                  10,831           4.0%                  7,178           7.2%
Interest expense                                        (3,863)         (1.4)%                  (681)         (0.7)%
Interest income                                            382           0.1%                    270           0.2%
Other income                                               182           0.1%                    315           0.3%
                                                   ------------------------------------------------------------------
Income before income taxes and
 minority interest                                       7,532           2.8%                  7,082           7.0%
Provision for income taxes                               3,512           1.3%                  3,130           3.1%
                                                   ------------------------------------------------------------------
Income before minority interest                          4,020           1.5%                  3,952           3.9%
Minority interest                                           (8)          0.0%                      -           0.0%
                                                   ------------------------------------------------------------------

Net income                                            $  4,012           1.5%               $  3,952           3.9%
                                                   ------------------------------------------------------------------

Net income per share:
Basic                                                 $   0.25                              $   0.32
Diluted                                               $   0.24                              $   0.31

Shares used in computing
   net income per share:
Basic                                                   16,314                                12,360
Diluted                                                 16,563                                12,927

Results of Operations
---------------------

Three months ended March 31, 1999 compared to three months ended March 31, 1998

     Net Revenues. Net revenues for the quarter ended March 31, 1999 were $271.3 million. Revenues increased from $100.5 million in the same quarter last year. This increase was primarily due to the acquisition of 18 floral businesses completed during 1998, all of which were accounted for under the purchase method of accounting, coupled with the impact in 1999 of a full quarter of operations of the January 1998 Class acquisition. Revenues for the North America Division were $169.0 million, or 62.3%, of the consolidated revenues and revenues for the International Division were $102.3 million, or 37.7%. Revenues for the International Division consisted primarily of revenues from Germany, the Netherlands, Italy and Japan. In 1998, all revenues were generated by the North America Division as there was no International Division during the first three months of 1998.

     Gross margin. Gross margin for the three months ended March 31, 1999 and 1998 were $66.6 million and $26.5 million, respectively. Gross margin as a percentage of net revenue was 24.5%, for the three months ended March 31, 1999 and 26.3% for the three months ended March 31, 1998. The decline in the gross margin is mainly attributable to the inclusion of the International Division in 1999. The International Division historically operates at a lower gross margin and therefore, reduces the consolidated gross margin of the Company. For the three months ended March 31, 1999, the gross margin of the International Division was 20.9%. The North America Division gross margin was 26.7% for the three months ended March 31, 1999 as compared to 26.3% for the same prior period. The modest increase was the result of improved intercompany sales between importers and wholesalers in North America.

     Selling, General and Administrative. Selling general and administrative expenses were $54.0 million in the three months ended March 31, 1999, or 19.9% of net revenues and $18.5 million in the three months ended March 31, 1998, or 18.4% of net revenues. The increase in selling, general and administrative expense is primarily the result of the acquisition of 18 floral businesses in 1998 and expenses associated with building an infrastructure for a publicly held, multi-national corporation.

     Income from operations. Income from operations was $10.8 million, or 4.0% of net revenues, for the three months ended March 31, 1999 and $7.2 million or 7.2% of net revenues for the three months ended March 31, 1998.

     Interest expense. Substantially all lines of credit and other bank debt assumed by the Company in connection with the acquisitions consummated in 1998 were paid in full. Our outstanding debt at March 31, 1999 primarily relates to our credit agreement. For the three months ended March 31, 1999, interest expense was approximately $3.9 million as compared to $0.7 million for the three months ended March 31, 1998. The increase in interest expense is primarily the result of borrowings used to fund the cash portion of the total consideration for the acquisition of the 18 floral businesses completed during 1998. The Company's average borrowing rate for the three month period ended March 31, 1999 was 7.6% based on the Company's weighted average outstanding debt balance.

     Provision for income taxes. The provision for income taxes was $3.5 million for the three months ended March 31, 1999 on pre-tax income of $7.5 million and $3.1 million for the quarter ended March 31, 1998 on pre-tax income of $7.1 million for the period. The 1999 and 1998 effective income tax rate of 47% and 44%, respectively, are higher than the statutory rate primarily due to the non-deductibility of certain goodwill amortization. The increase in the effective tax rate in 1999 is primarily the result of a higher tax rate for the International Division which was not acquired until October 1998.

     Net income. The Company had net income of $4.0 million for the three months ended March 31, 1999, or $0.25 per basic share and $0.24 per diluted share. The Company had net income of $4.0 million for the three months ended March 31, 1998, or $0.32 per basic share and $0.31 per diluted share. The principal cause of the reduction in earnings per share was lower revenue than the Company anticipated for the three months ended March 31, 1999, due primarily to the following: Industry wide North American import demand from South America was weak for the first two months of 1999 as compared to the same period in 1998 and average unit prices for the industry were down as much as 30%. Industry-wide Dutch exports were down approximately 12% for the first two months of 1999, as compared to the same period in 1998 and average unit prices fell approximately 12.5% from the prior year. Valentine's Day fell on a Sunday of a

Holiday weekend. The strength of the U.S. dollar versus the Euro also impacted the Company. We derive about 40% of our revenue internationally, primarily from Europe, and we estimate that the stronger U.S. dollar negatively impacted reported international earnings by approximately 8%. Also, the earnings per share is affected by the manner in which the Company financed its acquisitions. The Founding Company and the January 1998 Class included in the results for the three months ended March 31, 1998 were financed primarily from proceeds from the Company's initial public offering and to a lesser extent from bank financings. These acquisitions were in general 50% cash and 50% stock transactions. The results for the three months ended March 31, 1999 include the April 1998 Class, July 1998 Class and Florimex acquisitions, all of which were financed with bank financings. Both the April 1998 Class and July 1998 Class were generally 50% cash and 50% stock transactions, however, the Florimex transaction was 100% cash which increases the Company's relative interest expense.

Liquidity and Capital Resources
-------------------------------

     Historical. Historically, the Company's primary sources of liquidity have been cash from operations and borrowings under our credit facility. For fiscal 1998, quarterly net pro forma revenues as a percentage of total pro forma revenues were approximately 29%, 27%, 20%, and 24%, respectively, for the first through the fourth quarters of the fiscal year on a pro forma basis. In addition, for fiscal 1998 quarterly income from operations as a percentage of total income from operations was approximately 5%, 4%, (0)%, and 1.6%, respectively for the first through the fourth quarters of the fiscal year on a pro forma basis. The Company's need for cash historically has been greater in its first and second quarters when cash generated from operating activities coupled with drawdowns from bank lines have been invested in receivables and to a lesser extent inventories. The Company experiences higher levels of sales in the first two quarters of the year due to the traditional flower giving holidays, Valentine's Day in February and Mother's Day in May. In the three months ended March 31, 1999, operating activities used $3.3 million of net cash compared to $3.2 million of cash which was provided for operations in the same period last year. The decrease is principally attributable to the net income from operations being $4.0 million in both 1999 and 1998 despite an increase in Company sales to $271.3 million in 1999 from $100.5 million in 1998.

     Our capital expenditures for the three months ended March 31, 1999 were approximately $3.2 million. Although we currently do not have any commitments to make significant capital expenditures, we expect to spend approximately $8 million for capital expenditures in the next twelve months in the normal course of business and $6 million for our Year 2000 project (see below) to remediate existing systems and replace non-compliant systems.

     The Company's principal sources of liquidity will come from cash flow generated from operations and borrowings under the Company's $200 million revolving credit facility described below. The Company's principal uses of liquidity will be to provide working capital, meet debt service requirements and finance the Company's strategic plans. At March 31, 1999, the Company had an available borrowing capacity of $30.7 million (net of $11.2 million of outstanding letters of credit) under the revolving credit facility. The Company does not have any required amortization of Term Loans in fiscal 1999.

     Financing. Effective October 2, 1998, we amended and restated our existing credit agreement with a syndicate of lenders for which Bankers Trust Company serves as agent (the "Credit Agreement"). Pursuant to the terms of the Credit Agreement, the amount of our revolving credit facility were increased to $200 million, of which the sub-limit for permitted acquisitions is $180 million and the sub-limit for working capital purposes and letters of credit is $20 million. In addition, of the $200 million in revolving credit facilities, up to $15 million has been designated to be a revolving loan which is available to certain of our foreign subsidiaries in either Deutsche Marks or Guilders. Finally, a new $50 million, Deutsche Mark denominated term loan was created as an additional source of borrowings in excess of the $200 million revolving credit facility. Borrowings under the revolving credit facility bear interest, at our option, at
(a) Bankers Trust Company's base rate plus an applicable margin of up to 1.0% or
(b) a Eurodollar rate plus an applicable margin of up to 2.25%. Borrowings under the term loan bear interest at the interbank rate for Deutsche Marks plus an applicable margin of up to 2.25%. We paid on closing a financing fee of approximately $3.6 million, which has been deferred and will be amortized over the term of the Credit Agreement. In addition, a commitment fee of up to 0.50% will be charged on the unused portion of the revolving credit facility on a quarterly basis. Both the revolving credit facilities and the term loan mature five years from the closing date. At March 31, 1999 outstanding borrowings under our Credit Agreement aggregated $202 million.

  Excluding capital requirements for future acquisitions, if any, which we cannot currently predict, we believe that funds generated from operations, together with borrowings under the Credit Agreement, should be sufficient to finance our current operations and planned capital expenditure requirements for at least the next twelve months; thereafter, we do not currently perceive needs for cash (other than future acquisitions, if any, that we may choose to finance in whole or in part with cash) that would exceed anticipated sources of cash from operations and from credit facility currently in place. To the extent that we are successful in consummating future acquisitions, if any, it may be necessary to finance such acquisitions through the issuance of additional equity securities, incurrence of indebtedness, or a combination of both. Such additional equity issuances or incurrences of indebtedness may not be possible, or if possible, may not be available on terms acceptable to us.

Year 2000

  We have been conducting a comprehensive review of our computer systems to identify those that could be adversely affected by the "Year 2000 issue" (which refers to the inability of many computer systems to process accurately dates later than December 31, 1999), and we are executing a plan to remediate or replace affected systems.

  Our Year 2000 compliance project includes four phases: (1) evaluation of our owned or leased systems and equipment to identify potential Year 2000 compliance issues; (2) remediation or replacement of any systems and equipment determined to be non-compliant (and testing of remediated systems before returning them to production); (3) inquiry regarding Year 2000 readiness of material business partners and other third parties on whom our business is dependent; and (4) development of contingency plans, where feasible, to address potential third party non-compliance or failure of our material systems.

  The initial phase of the Year 2000 compliance project included the evaluation of all software, hardware and equipment we owned or licensed, and identification of those systems and equipment requiring Year 2000 remediation. Analysis of all material software and hardware has been completed and of those systems requiring remediation or replacement, approximately 35% (or 50% of all system users) have already been replaced by Year 2000 compliant hardware and software. We anticipate that all remaining material systems will be remediated or replaced by October, 1999.

  The costs and timing for replacement of certain of our systems that were not Year 2000 compliant have been anticipated as part of our planned information systems spending. We estimate that the total additional cost of managing the Year 2000 project, remediating existing systems and replacing non-compliant systems, is approximately $6.0 million of which approximately $1.2 million will be expensed as incurred, and $4.8 million will be capitalized. Although we believe our Year 2000 compliance efforts with respect to our systems will be successful, any failure or delay could cause actual costs and timing to differ materially from that presently contemplated. We intend to develop a contingency plan to permit our primary operations to continue if the modifications and conversions of our systems are not successfully completed on a timely basis, but the foregoing cost estimates do not take into account any expenditures associated with such contingencies. Our cost estimates also do not include time or costs that may be incurred as a result of third parties' becoming Year 2000 compliant on a timely basis.

  We are communicating with our business partners, including the key suppliers, vendors, banks and other third parties with whom we do business, to obtain information regarding their state of readiness with respect to the Year 2000 issue. Failure of third parties to remediate Year 2000 issues affecting their respective businesses on a timely basis, or to implement contingency plans sufficient to permit uninterrupted continuation of their businesses in the event of a failure of their systems, could have a material adverse effect on our business and results of operations. Assessment of third party Year 2000 readiness is expected to be substantially completed by the end of June, 1999.
We will not be able to determine our most reasonably likely worst case scenario until the assessment of third parties' Year 2000 compliance is completed.

  Our Year 2000 compliance project includes development of a contingency plan designed to support critical business operations in the event of the occurrence of systems failures or the occurrence of reasonably likely worst case scenarios. We anticipate that contingency plans will be substantially developed by July, 1999.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

  There has been no material change in the information set forth in our December 31, 1998 Form 10-K filed with the Securities and Exchange Commission on March 30, 1999.

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings

            U.S.A. Floral and its subsidiaries are from time to time parties to lawsuits arising out of our respective operations. We believe that any pending litigation to which we or our subsidiaries are parties will not have a material adverse effect upon our consolidated financial position or results of operations.

Item 2.  Changes in Securities and Use of Proceeds

            (a)  Not applicable.
            (b) Pursuant to the Credit Agreement, the Company is not permitted to pay dividends upon its common stock without the consent of the lenders thereunder.
            (c)  Not applicable.
            (d)  Not applicable.

Item 3.  Defaults upon Senior Securities

            None

Item 4.  Submission of Matters to a Vote of Security Holders

            None

Item 5.  Other Information

            In April 1999, the Company retained Wilmer Cutler & Pickering, Washington, D.C., as its external legal counsel.

Item 6.  Exhibits and Reports on Form 8-K

            None

                                  Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        U.S.A. FLORAL PRODUCTS, INC.

Date:  May 17, 1999                     By: /s/ W. Michael Kipphut
                                        ------------------------------------
                                        W. Michael Kipphut,
                                        Chief Financial Officer

                         U.S.A. FLORAL PRODUCTS, INC.
                         ----------------------------

                                     INDEX
                                     -----


PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Balance Sheets at March 31, 1999 and December 31, 1998

          Statements of Operations for the Three Months Ended March 31, 1999 and 1998

          Statement of Stockholders' Equity

          Statements of Cash Flows for the Three Months Ended March 31, 1999 and 1998

          Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures about Market Risks


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities and Use of Proceeds

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


Signatures