Form 10-Q
period 1999-06-30
U S A FLORAL PRODUCTS INC
filed 1999-08-16
CIK 1043438

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                 -------------

                                   FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


       For the quarterly period ended    June 30, 1999
                                      ------------------------

                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from               to
                                      -------------    -------------

                    Commission file number     000-23121
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

1025 Thomas Jefferson Street, N.W.,  Suite 300 East    Washington, DC   20007
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip code)


Registrant's telephone number, including area code   (202) 333-0800
                                                   -----------------------------

--------------------------------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report.

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X       No
                                        ----          ----


     The number of shares outstanding of the registrant's Common Stock, par value $.001 per share (which is the only outstanding class of the registrant's common stock) was 16,314,799 shares at August 13, 1999.

                          U.S.A. FLORAL PRODUCTS, INC.
                          ----------------------------

                                     INDEX
                                     -----


PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Balance Sheets at June 30, 1999 and December 31, 1998

          Consolidated Statements of Operations for the Six Months Ended June 30, 1999 and 1998 and for the Three Months Ended June 30, 1999 and 1998

          Consolidated Statement of Stockholders' Equity for the Six Months Ended June 30, 1999

          Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1999 and 1998

          Notes to Consolidated Financial Statements

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

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1. Financial Statements

                          U.S.A. FLORAL PRODUCTS, INC.

                      UNAUDITED CONSOLIDATED BALANCE SHEET
                        (in thousands, except par value)


                                                                     June 30, 1999                     December 31, 1998
                                                                    ---------------                     ---------------
ASSETS
Current assets:
  Cash and cash equivalents                                          $      17,051                       $      20,196
  Accounts receivable, net                                                  89,994                              97,769
  Inventory                                                                 20,971                              18,577
  Prepaid expenses and other assets                                         10,727                              12,259
  Deferred income tax assets                                                 3,376                               3,376
                                                                    ---------------                     ---------------
     Total current assets                                                  142,119                             152,177
Property and equipment, net                                                 56,319                              59,636
Goodwill, net                                                              273,104                             267,763
Restricted cash                                                              3,769                               3,672
Deferred financing costs                                                     3,379                               3,477
Other assets                                                                 7,054                               7,309
                                                                    ---------------                     ---------------
      Total assets                                                   $     485,744                       $     494,034
                                                                    ===============                     ===============

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                                    $       3,712                       $       5,005
  Accounts payable                                                          52,072                              58,033
  Accrued expenses                                                          20,852                              29,919
  Due to stockholders                                                       11,550                              15,350
  Income taxes payable                                                       5,261                               3,227
                                                                    ---------------                     ---------------
    Total current liabilities                                               93,447                             111,534
Long-term debt                                                             187,864                             194,668
Deferred income tax liabilities                                              2,663                               1,784
Other liabilities                                                            1,800
                                                                    ---------------                     ---------------
    Total liabilities                                                      285,774                             307,986
                                                                    ---------------                     ---------------

Minority interest in subsidiaries                                              348                                 423

Commitments and contingencies

Stockholders' equity:
  Common stock, $0.001 par value; 100,000 shares authorized;
      15,514 and 14,850 shares issued, respectively                             16                                  15
  Treasury stock (14 shares)                                                  (287)                               (287)
  Additional paid-in capital                                               185,537                             178,130
  Retained earnings                                                         13,905                               8,159
  Accumulated other comprehensive income                                       451                                (392)
                                                                    ---------------                     ---------------
    Total stockholders' equity                                             199,622                             185,625
                                                                    ---------------                     ---------------

    Total liabilities and stockholders' equity                       $     485,744                       $     494,034
                                                                    ===============                     ===============

The accompanying notes are an integral part of these consolidated financial statements.

                          U.S.A. FLORAL PRODUCTS, INC.

                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)


                                                   Six Months Ended   Six Months Ended     Three Months Ended    Three Months Ended
                                                     June 30, 1999      June 30, 1998         June 30, 1999         June 30, 1998
                                                   ----------------   ----------------     ------------------    ------------------
Net revenues                                        $      510,384     $      234,294       $        239,041      $        133,775
Cost of sales                                              380,616            170,721                175,847                96,666
                                                   ----------------   ----------------     ------------------    ------------------
  Gross margin                                             129,768             63,573                 63,194                37,109

Selling, general and administrative expenses               107,064             44,557                 53,085                26,016
Goodwill amortization                                        3,507              1,884                  1,780                 1,138
Integration charge                                              40                  -                      3                     -
                                                   ----------------   ----------------     ------------------    ------------------
  Income from operations                                    19,157             17,132                  8,326                 9,955

Other income (expense):
  Interest expense                                          (7,911)            (2,094)                (4,048)               (1,413)
  Interest income                                              994                743                    612                   472
  Other                                                        322                378                    140                    62
                                                   ----------------   ----------------     ------------------    ------------------
Income before income taxes and minority interest            12,562             16,159                  5,030                 9,076
Provision for income taxes                                   6,819              7,244                  3,307                 4,113
                                                   ----------------   ----------------     ------------------    ------------------
Income before minority interest                              5,743              8,915                  1,723                 4,963
Minority interest                                                3                  -                     11                     -
                                                   ----------------   ----------------     ------------------    ------------------
Net income                                                   5,746     $        8,915       $          1,734      $          4,963
                                                   ================   ================     ==================    ==================

Net income per share
   Basic                                            $         0.35     $         0.67       $           0.11      $           0.35

   Diluted                                          $         0.35     $         0.64       $           0.11      $           0.34

Weighted average shares outstanding:
    Basic                                                   16,315             13,356                 16,315                14,352

    Diluted                                                 16,496             13,855                 16,429                14,783



The accompanying notes are an integral part of these consolidated financial statements.

                          U.S.A. FLORAL PRODUCTS, INC.

            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                                                       Accumulated
                                                 Common Stock                Additional                   Other           Total
                                              -----------------   Treasury    Paid-in     Retained    Comprehensive    Stockholders'
                                              Shares     Amount     Stock     Capital     Earnings       Income           Equity
                                              ------     ------     -----     -------     --------       ------           ------

Balance at December 31, 1998                  14,836     $   15    $  (287)   $ 178,130   $  8,159    $       (392)    $   185,625

Exercise of stock options                          7          -                      87                                         87

Issuance of common stock                         657          1                   7,320                                      7,321

Net income                                                                                   5,746

Foreign currency translation adjustment                                                                        843

Total comprehensive income                                                                                                   6,589
                                            ---------------------------------------------------------------------------------------

Balance at June 30, 1999                      15,500     $   16    $  (287)   $ 185,537   $ 13,905    $        451     $   199,622
                                            =======================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                          U.S.A. FLORAL PRODUCTS, INC.

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                                        Six months ended        Six months ended
                                                                                          June 30, 1999          June 30, 1998
                                                                                          -------------          -------------
Cash flows from operating activities:
     Net income                                                                           $     5,746            $      8,915
     Adjustments to reconcile net income to cash
         provided by operating activities:
         Depreciation                                                                           4,846                   1,541
         Amortization of goodwill                                                               3,507                   1,884
         Amortization of deferred financing costs                                                 252                     187
         Gain (loss) on disposal of property and equipment                                         46                      72
         Income applicable to minority interests                                                   (3)                      -
         Deferred income taxes                                                                    879                     286
         Changes in operating assets and liabilities, exclusive of acquired companies:
             Accounts receivable                                                               (1,674)                 (1,118)
             Inventory                                                                         (2,175)                    (80)
             Due from other related parties                                                         -                   5,659
             Prepaid expenses and other current assets                                         (3,393)                 (1,497)
             Other assets                                                                         790                  (1,257)
             Income taxes payable                                                               1,980                   1,676
             Accounts payable and accrued expenses                                             (2,086)                 (2,282)
             Other liabilities                                                                      -                     (73)
                                                                                         -------------          --------------

               Net cash provided by operating activities:                                       8,715                  13,913

     Cash flows from investing activities:
         Purchases of property and equipment                                                   (6,675)                 (1,672)
         Proceeds from sale of property and equipment                                             900                       -
         Payment for business acquisitions, net of cash acquired                                    -                 (66,272)
         Payments to stockholders                                                              (4,658)                      -
         Increase in restricted cash                                                              (97)                 (3,584)
         Increase in minority interest                                                            (75)                      -
                                                                                         -------------          --------------

               Net cash used in investing activities                                          (10,605)                (71,528)

     Cash flows from financing activities:
         Proceeds from and repayments of long term debt                                        (2,037)                 64,278
         Increase in deferred financing costs                                                    (154)                   (187)
         Proceeds from issuance of common stock                                                   164                       -
         Proceeds from exercise of stock options                                                   87                       -
         Stock issuance costs                                                                     (92)                   (676)
                                                                                         -------------          --------------

               Net cash provided by financing activities                                       (2,032)                 63,415

     Effect of exchange rates on cash                                                             777                       -
                                                                                         -------------          --------------

     Net increase (decrease) in cash and cash equivalents                                      (3,145)                  5,800
     Cash and cash equivalents - beginning of the period                                       20,196                  15,582
                                                                                         -------------          --------------

     Cash and cash equivalents - end of the period                                        $    17,051            $     21,382
                                                                                         =============          ==============

     See Note 9 for supplemental cash flow information


The accompanying notes are an integral part of these consolidated financial statements.

                          U.S.A. FLORAL PRODUCTS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                        (dollars and shares in thousands)


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


NOTE 2 - ACQUISITIONS

     Contingent purchase consideration related to earn-out arrangements included in the definitive agreements for DL Jones and Allan Stanley were achieved during the six month period ended June 30, 1999. These earn-out arrangements provided for the Company to pay additional consideration based on adjusted earnings before interest and taxes, as defined, for the twelve months ended February 28, 1999 for DL Jones in the amount of $1,468 and for the twelve months ended March 31, 1999 for Allan Stanley in the amount of $5,422. These contingent purchase considerations have been reflected as additions to goodwill at June 30, 1999. Further, the earnout arrangement included in the definitive agreement for Channel Islands provides for the Company to pay additional consideration, not to exceed $3,000, based on adjusted earnings before interest and taxes, as defined, for the eighteen month period ending December 31, 1999 for Channel Islands.

                          U.S.A. FLORAL PRODUCTS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                        (dollars and shares in thousands)


NOTE 3 - EARNINGS PER SHARE

     The shares used in computing net income per share are as follows:

                                               Six months          Six months         Three months         Three months
                                                  ended               ended               ended                ended
                                              June 30, 1999       June 30, 1998       June 30, 1999        June 30, 1998
                                           ---------------------------------------------------------------------------------
Weighted average shares outstanding -
   Basic                                                16,315             13,356               16,315               14,352
Dilution attributable to options                           149                499                   51                  431
Dilution attributable to potentially
   issuable shares under earnout
   arrangements                                             32                  -                   63
                                           ---------------------------------------------------------------------------------
Weighted average shares outstanding -
   Diluted                                              16,496             13,855               16,429               14,783
                                           ---------------------------------------------------------------------------------

     Included in the weighted average shares outstanding - basic are 764 shares of common stock attributable to contingent consideration earned and unpaid and 51 shares of common stock to be issued under the employee stock purchase plan at June 30, 1999.



NOTE 4 - INVENTORY

     Inventory consists of the following finished goods:

                                      June 30,                  December 31,
                                        1999                        1998
                               ---------------------        --------------------
Hardgoods                                   $15,595                     $15,574
Perishables                                   5,376                       3,003
                               =====================        ====================
                                            $20,971                     $18,577
                               =====================        ====================



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

                          U.S.A. FLORAL PRODUCTS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                        (dollars and shares in thousands)


Antidumping

     Beginning in 1986, the U.S. Department of Commerce (the "DOC") imposed an antidumping duty deposit ("ADD") on the importation of certain flowers (the "Antidumping Order") from Colombia. Such antidumping duty is subject to change based upon annual reviews of the flower growers' margins. On May 20, 1999, a settlement was reached whereby all open review periods through February 28, 1997 (periods 5, 6, 7, 9 and 10) were finalized at the cash deposit rate. That is, the Company does not owe any additional antidumping duties for those periods. On July 20, 1999, the DOC revoked the Antidumping Order on fresh cut flowers from Colombia retroactive to March 1, 1997, the beginning of period 11. Further, the DOC stated that, as a result of the retroactive revocation, the DOC has terminated its reviews of periods 11 and 12 and that the DOC intends to refund any ADD collected on or after March 1, 1997. Therefore, as a result of the final determinations by the DOC regarding open review periods and the DOC's retroactive revocation of the Antidumping Order, the Company has released approximately $2.2 million in antidumping reserves at June 30, 1999. The release of the reserves was recorded as a reduction to cost of sales in the three month period ended June 30, 1999. Further, due to the uncertainty of the amount and the timing of the ADD refunds related to periods subsequent to March 1, 1997, such refunds, if any, will be recorded as a reduction to cost of sales at the time of the receipt of such refunds.


NOTE 6 - INTEGRATION PLANS

     In November 1998, in connection with management's plan to reduce costs and improve operating efficiencies, the Company announced an integration plan which is expected to result in a charge of approximately $3.8 million.

     In connection with the integration plan, the Company will integrate certain warehouse and distribution facilities, principally those associated with the Company's import and bouquet manufacturing operations in Miami, Florida. Approximately $3.4 million of the charge was recorded in the fourth quarter of 1998. An additional $40 of the charge was recorded in the first six months of 1999. The balance of the charge is expected to be recorded in the third and fourth quarter of 1999. The integration charges principally relate to the write-down to fair value of equipment made obsolete or redundant, severance related to the termination of approximately 180 employees, and lease termination costs due to the decision to merge certain facilities. The integration of the warehouses and distribution facilities began in November 1998 and is expected to be complete by December 1999.

                          U.S.A. FLORAL PRODUCTS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                        (dollars and shares in thousands)



The major components of the integration charge are as follows:


Severance and related costs                                       $  800
Write down of property, plant and equipment                        2,100
Lease termination costs                                              400
Professional fees and other costs                                    500
                                                              -----------
                                                                  $3,800
                                                              ===========

     At June 30, 1999, approximately $2.2 million of the integration charge remained in accrued liabilities and 137 employees have been terminated with an additional 43 terminations to be completed in 1999. The balance is primarily comprised of $350 for severance and related costs, $260 for closing excess facilities and $1,590 for non-cash write downs of recorded assets.
A summary of the integration activity is presented below:

Balance at December 31, 1998                                      $2,924
1999 Activity:
       Non cash write-down of
         property and equipment                                     (180)
       Lease-termination cash payments                              (120)
       Reduction in workforce and other
         cash outflows                                              (382)
                                                              -----------
Balance at June 30, 1999                                          $2,242
                                                              ===========

     In connection with the Company's acquisition of Florimex, the Company acquired approximately $2.7 million in reserves for a restructuring of the German wholesale operation and a plan to integrate certain operations, warehouses and distribution facilities, principally those associated with the International Division of the Company's operations in the Netherlands. Of the reserves, approximately $2.575 million relates to severance payments for 25 employees and the balance of approximately $125 relates to the write down of assets. The integration of the operations, warehouses and distribution facilities is expected to be complete by December 1999.

     At June 30, 1999, $1.8 million of the integration charge remained in accrued liabilities and 13 employees had been terminated with an additional 12 terminations to be completed in 1999. The balance was comprised of $1,725 for severance and related costs, and $75 for non-cash write-downs of recorded assets. A summary of the integration activity is presented below:

Balance at December 31, 1998                                      $2,367
1999 Activity:
     Reduction in workforce cash outflows                           (446)
     Other cash outflows                                            (145)
                                                              -----------
Balance at June 30, 1999                                          $1,776
                                                              ===========

                          U.S.A. FLORAL PRODUCTS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                        (dollars and shares in thousands)


NOTE 7 - GEOGRAPHIC REGION AND BUSINESS SEGMENT INFORMATION

     Segment information has been provided for each of the periods presented in the Company's statement of operations. The Company is primarily organized on a geographic basis with an International Division and a North America Division and secondarily based on the products and services that it offers. Each division has three segments: import/export, wholesale distribution and bouquet manufacturers. The import/export segment purchases flowers from farms located primarily in South America, Africa and Europe and sells them to wholesalers and bouquet manufacturers. The wholesale distribution segment purchases perishable flowers and floral related hardgoods from growers, importer/exporters and brokers and sells them to retail florists and mass marketers. The bouquet manufacturers segment procures and produces fresh cut floral bouquets for distribution primarily to mass markets, broadly defined as supermarkets and discount retailers. The Company's reportable divisions and segments are strategic business units that offer different floral related products and services. They are managed separately because each business division and segment requires different marketing and management strategies. The Company evaluates segment performance and allocates resources to them based on gross margin and income from operations.

     The accounting policies of the segments are the same as those described in the Company's 1998 Annual Report on Form 10K. Segment data includes intersegment sales and transfers which the Company accounts for as if the sales or transfers were to unrelated third parties, that is, at current market prices.

The following tables present information about reported segments:

     North America Division

                                                             For the six months ended June 30, 1998
                                           -------------------------------------------------------------------------
                                               Import/           Wholesale               Bouquet
                                               Export           Distribution          Manufacturers         Total
                                               ------           ------------          -------------         -----
     Revenues - external
       customers                              $101,790             $76,604               $55,900          $234,294
     Revenues - intercompany                    10,921                  36                 1,035            11,992
     Gross margin                               28,342              25,146                10,085            63,573
     Depreciation and
       amortization                              1,496               1,190                   724             3,410
     Integration charge                              -                   -                     -                 -
     Income from operations                     11,435               4,598                 2,640            18,673


     North America Division
                                                            For the three months ended June 30, 1998
                                           -------------------------------------------------------------------------
                                               Import/           Wholesale               Bouquet
                                               Export           Distribution          Manufacturers         Total
                                               ------           ------------          -------------         -----
     Revenues - external
       customers                               $59,117             $42,738               $31,920          $133,775
     Revenues - intercompany                     5,539                  36                 1,035             6,610
     Gross margin                               16,971              14,224                 5,914            37,109
     Depreciation and
       amortization                                917                 641                   457             2,015
     Integration charge                              -                   -                     -                 -
     Income from operations                      6,702               2,873                   797            10,372

     There was no International Division during the first six months of 1998.


      North America Division                                  For the six months ended June 30, 1999
                                           -------------------------------------------------------------------------
                                               Import/           Wholesale               Bouquet
                                               Export           Distribution          Manufacturers         Total
                                               ------           ------------          -------------         -----
     Revenues - external
       customers                              $122,873             $103,669                $97,623         $324,165
     Revenues - intercompany                    25,005                  920                  2,790           28,715
     Gross margin                               38,138               32,478                 19,314           89,930
     Depreciation and
       amortization                              2,335                1,491                  1,116            4,942
     Integration charge                              -                   40                      -               40
     Income from operations                     15,073                3,228                  2,532           20,883


      International Division                                 For the six months ended June 30, 1999
                                           -------------------------------------------------------------------------
                                               Import/           Wholesale               Bouquet
                                               Export           Distribution          Manufacturers         Total
                                               ------           ------------          -------------         -----
     Revenues - external
       customers                              $117,475              $36,177                $32,567         $186,219
     Revenues - intercompany                    36,627                   68                    238           36,933
     Gross margin                               24,600                9,302                  5,936           39,838
     Depreciation and
       amortization                              1,109                  907                    504            2,520
     Integration charge                              -                    -                      -                -
     Income from operations                      1,816                  498                  1,181            3,495


      Consolidated                                         For the six months ended June 30, 1999
                                          --------------------------------------------------------------------------
                                               Import/           Wholesale               Bouquet
                                               Export           Distribution          Manufacturers         Total
                                               ------           ------------          -------------         -----
     Revenues - external
       customers                              $240,348             $139,846               $130,190         $510,384
     Revenues - intercompany                    61,632                  988                  3,028           65,648
     Gross margin                               62,738               41,780                 25,250          129,768
     Depreciation and
       amortization                              3,444                2,398                  1,620            7,462
     Integration charge                              -                   40                      -               40
     Income from operations                     16,889                3,726                  3,713           24,328

                          U.S.A. FLORAL PRODUCTS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                        (dollars and shares in thousands)



      North America Division                                 For the three months ended June 30, 1999
                                          --------------------------------------------------------------------------
                                               Import/           Wholesale               Bouquet
                                               Export           Distribution          Manufacturers         Total
                                               ------           ------------          -------------         -----
     Revenues - external
       customers                               $56,927              $51,898                $46,321         $155,146
     Revenues - intercompany                    11,203                  695                  1,376           13,274
     Gross margin                               18,904               16,354                  9,528           44,786
     Depreciation and
       amortization                              1,262                  780                    587            2,629
     Integration charge                              -                    3                      -                3
     Income from operations                      7,383                1,452                    422            9,257



      International Division                                For the three months ended June 30, 1999
                                          --------------------------------------------------------------------------
                                               Import/           Wholesale               Bouquet
                                               Export           Distribution          Manufacturers         Total
                                               ------           ------------          -------------         -----
     Revenues - external
       customers                               $52,675              $17,234                 $13,986         $83,895
     Revenues - intercompany                    15,339                   33                      59          15,431
     Gross margin                               11,111                4,600                   2,697          18,408
     Depreciation and
       amortization                                556                  430                     246           1,232
     Integration charge                              -                    -                       -               -
     Income from operations                        237                  446                     466           1,149


      Consolidated                                          For the three months ended June 30, 1999
                                          --------------------------------------------------------------------------
                                               Import/           Wholesale               Bouquet
                                               Export           Distribution          Manufacturers         Total
                                               ------           ------------          -------------         -----
     Revenues - external
       customers                              $109,602              $69,132                 $60,307        $239,041
     Revenues - intercompany                    26,542                  728                   1,435          28,705
     Gross margin                               30,015               20,954                  12,225          63,194
     Depreciation and
       amortization                              1,818                1,210                     833           3,861
     Integration charge                              -                    3                       -               3
     Income from operations                      7,620                1,898                     888          10,406

                          U.S.A. FLORAL PRODUCTS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                        (dollars and shares in thousands)


Total assets as of December 31, 1998 and June 30, 1999 by segment are:


     Total Assets                                December 31, 1998
                                ------------------------------------------------
                                  Import/   Wholesale      Bouquet
                                  Export   Distribution  Manufacturers   Total
                                  ------   ------------  -------------   -----
     North America Division     $143,171     $ 95,167     $ 69,780     $308,118
     International Division       65,010       21,298       18,653      104,961
                                ------------------------------------------------
     Total segment assets       $208,181     $116,465     $ 88,433     $413,079
                                ================================================

     Total Assets                                  June 30, 1999
                                ------------------------------------------------
                                  Import/   Wholesale      Bouquet
                                  Export   Distribution  Manufacturers   Total
                                  ------   ------------  -------------   -----
     North America Division     $157,928     $101,119     $ 71,436     $330,483
     International Division       49,761       17,126       13,185       80,072
                                ------------------------------------------------
     Total segment assets       $207,689     $118,245     $ 84,621     $410,555
                                ================================================

     Reconciliations of total segment income from operations to total consolidated income before income taxes and total segment assets to consolidated total assets are as follows:

                                 Six months   Six months   Three months   Three months
                                   ended        ended          ended          ended
                                  June 30,     June 30,       June 30,       June 30,
                                    1999         1998           1999           1998
                                --------------------------------------------------------
    Income from Operations

    Total segment income from
      operations                  $24,328      $18,673        $10,406        $10,372
    Interest income                   994          743            612            472
    Interest expense               (7,911)      (2,094)        (4,048)        (1,413)
    Other income                      322          378            140             62
    Unallocated corporate
      S, G&A expenses              (4,431)      (1,541)        (1,806)          (417)
    Unallocated goodwill
      amortization                   (740)           -           (274)             -
                                --------------------------------------------------------
    Total consolidated income
      before income taxes and
      minority interest           $12,562      $16,159         $5,030         $9,076
                               =========================================================

                          U.S.A. FLORAL PRODUCTS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                        (dollars and shares in thousands)



    Total Assets                                June 30,        December 31,
                                                 1999               1998
                                             -----------------------------------
    Total segment assets                           $410,555            $413,079
    Elimination of intercompany receivables           2,312              (6,464)
    Goodwill not allocated to segments               55,999              70,462
    Other assets                                     16,878              16,957
                                             -----------------------------------
           Total consolidated assets               $485,744            $494,034
                                             ===================================


    The following table presents revenues by geographic area:

                               ---------------------------------------------------------
                                 Six months   Six months   Three months   Three months
                                   ended        ended          ended          ended
                                  June 30,     June 30,       June 30,       June 30,
                                    1999         1998           1999          1998
                               ---------------------------------------------------------
     United States                 $306,961     $228,841       $146,678       $128,322
     Germany                         60,185            -         27,246              -
     Netherlands                     74,837            -         34,576              -
     Other foreign countries         68,401        5,453         30,541          5,453
                               =========================================================
          Total                    $510,384     $234,294       $239,041       $133,775
                               =========================================================

Revenues are based on the country in which the sale originates (i.e., where the legal subsidiary is domiciled) and do not include intercompany sales.

The following table presents long-lived assets by geographic area:

                                     June 30,           December 31,
                                       1999                1998
                                 -------------------------------------
    United States                       $246,068             $240,425
    Germany                               74,996               36,495
    Netherlands                            8,164               42,412
    Other foreign countries               14,397               22,525
                                 =====================================
         Total                          $343,625             $341,857
                                 =====================================

                          U.S.A. FLORAL PRODUCTS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                        (dollars and shares in thousands)


NOTE 8 - INCOME TAXES

     The tax provision for the three months ended June 30, 1999 includes approximately $575,000 representing the tax effect on the income for the three months ended March 31, 1999 resulting from a change in the Company's estimate of its annual effective tax rate. This change in the effective tax rate is the result of the Company's less than anticipated operating results through the first six months of the 1999.


NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental disclosure of cash flow information:

                                                       Six months    Six months
                                                         ended          ended
                                                        June 30       June 30,
                                                          1999          1998
                                                    ----------------------------
  Cash paid during the period for interest                $4,501     $  1,245
                                                          ======     ========
  Cash paid during the period for income taxes            $3,005     $  5,418
                                                          ======     ========

Supplemental disclosure of non-cash transactions:
 Business acquisitions:
  Cash paid for business acquisitions                     $    -     $ 72,449
  Less:  cash acquired                                         -        6,802
                                                          ------     --------
  Cash paid for business acquisitions, net                     -       65,647
  Issuance of common stock for business acquisitions           -       81,181
                                                          ------     --------
                                                               -      146,828
  Fair value of net assets acquired, net of cash               -       15,768
                                                          ------     --------
                                                          $    -     $131,060
                                                          ======     ========

     During the six months ended June 30, 1999 the Company accrued $8,178 in contingent consideration for earnouts. In the second quarter of 1999, $1,320 of this contingent consideration was satisfied through a cash payment and in the third quarter of 1999 the balance of $2,703 in cash and $4,155 in common stock will be satisfied.

                          U.S.A. FLORAL PRODUCTS, INC.


                        (dollars and shares in thousands)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended June 30, 1999


Statement of Operations:         For the three             For the three
(in thousands except per          months ended              months ended
    share data)                  June 30, 1999             June 30, 1998
                                -------------------------------------------------------
Net revenue                           $239,041      100.0%      $133,775        100.0%
Cost of sales                          175,847       73.6%        96,666         72.3%
                                -------------------------------------------------------
Gross margin                            63,194       26.4%        37,109         27.7%
Selling, general and
   Administrative expenses              53,085       22.2%        26,016         19.4%
Goodwill amortization                    1,780        0.7%         1,138          0.9%
Integration charge                           3        0.0%         -              0.0%
                                -------------------------------------------------------
Income from operations                   8,326        3.5%         9,955          7.4%
Interest expense                       (4,048)      (1.7)%       (1,413)        (1.0)%
Interest income                            612        0.3%           472          0.4%
Other income                               140        0.0%            62          0.0%
                                -------------------------------------------------------
Income before income taxes
     and minority interest               5,030        2.1%         9,076          6.8%
Provision for income taxes               3,307        1.4%         4,113          3.1%
                                -------------------------------------------------------
Income before minority
     interest                            1,723        0.7%         4,963          3.7%
Minority interest                           11        0.0%         -              0.0%
                                -------------------------------------------------------

Net income                              $1,734        0.7%        $4,963          3.7%
                                =======================================================

Net income per share:
Basic                            $        0.11              $       0.35
Diluted                          $        0.11              $       0.34

Shares used in computing
   Net income per share:
Basic                                   16,315                    14,352
Diluted                                 16,429                    14,783


Results of Operations
---------------------

Three months ended June 30, 1999 compared to three months ended June 30, 1998

     Net Revenues. Net revenues for the quarter ended June 30, 1999 were $239.0 million. Revenues increased from $133.8 million in the same quarter last year. This increase was primarily due to the acquisition of 10 floral businesses completed during 1998, all of which were accounted for under the purchase method of accounting. Revenues for the North America Division were $155.1

                          U.S.A. FLORAL PRODUCTS, INC.

                        (dollars and shares in thousands)


million, or 64.9% of the consolidated revenues and revenues for the International Division were $83.9 million, or 35.1%. Revenues for the International Division consisted primarily of revenues from Germany, the Netherlands, Italy and Japan. In 1998, all revenues were generated by the North America Division as there was no International Division during the first nine months of 1998.

     Gross margin. Gross margin for the three months ended June 30, 1999 and 1998 were $63.2 million and $37.1 million, respectively. Included in the gross margin for June 30, 1999 was approximately $2.2 million from the final determination of antidumping duties. Beginning in 1986, the U.S. Department of Commerce (the "DOC") has imposed an antidumping duty deposit ("ADD") on the importation of certain flowers (the "Antidumping Order") from Colombia. As a result of the final determinations by the DOC regarding open review periods and the DOC's retroactive revocation of the Antidumping Order, the Company has released approximately $2.2 million in antidumping reserves at June 30, 1999. The release of the reserves was recorded as a reduction of cost of sales in the three month period ended June 30, 1999. Gross margin as a percentage of net revenue was 26.4%, for the three months ended June 30, 1999 and 27.7% for the three months ended June 30, 1998. The decline in the gross margin percentage is primarily attributable to the inclusion of the International Division in 1999. Historically, the International Division operates at a lower gross margin and therefore, reduces the consolidated gross margin of the Company. For the three months ended June 30, 1999, the gross margin of the International Division was 21.9%. The North America Division gross margin was 28.9% for the three months ended June 30, 1999 as compared to 27.7% for the same prior period. The increase was the result of the inclusion of the final determination of antidumping duties. Without the release of the $2.2 million antidumping accrual consolidated gross margin was 27.4%.

     Selling, General and Administrative. Selling general and administrative expenses were $53.1 million in the three months ended June 30, 1999, or 22.2% of net revenues and $26.0 million in the three months ended June 30, 1998, or 19.4% of net revenues. The increase in selling, general and administrative expense is primarily the result of the acquisition of 10 floral businesses in 1998 and expenses associated with building an infrastructure for a publicly held multi-national corporation.

     Income from operations. Income from operations was $8.3 million, or 3.5% of net revenues, for the three months ended June 30, 1999 and $10.0 million or 7.4% of net revenues for the three months ended June 30, 1998.

     Interest expense. For the three months ended June 30, 1999, interest expense was approximately $4.0 million as compared to $1.4 million for the three months ended June 30, 1998. The increase in interest expense is primarily the result of borrowings used to fund the cash portion of the total consideration for the acquisition of the 10 floral businesses completed during 1998 and to a lessor extent borrowings for working capital purposes. The Company's average borrowing rate for the three month period ended June 30, 1999 was 8.0% based on the Company's weighted average outstanding debt balance.

                          U.S.A. FLORAL PRODUCTS, INC.

                        (dollars and shares in thousands)


     Provision for income taxes. The provision for income taxes was $3.3 million for the three months ended June 30, 1999 on pre-tax income of $5.0 million and $4.1 million for the quarter ended June 30, 1998 on pre-tax income of $9.1 million for the period. The 1999 and 1998 effective income tax rate of 65.7% and 45.3%, respectively, are higher than the statutory rate primarily due to the non-deductibility of certain goodwill amortization. The increase in the effective tax rate in 1999 is primarily the result of substantially lower income before provision for taxes in 1999 as compared to 1998. The effect of the non-deductibility of certain goodwill amortization is much more pronounced with the lower base of income before provision for taxes.

     The tax provision for the three months ended June 30, 1999 includes approximately $575,000 representing the tax effect on the income for the three months ended March 31, 1999 resulting from a change in the Company's estimate of its annual effective tax rate. This change in the effective tax rate is the result of the Company's less than anticipated operating results through the first six months of the 1999. The consolidated effective tax rate utilized for the three month period ended March 31, 1999 was 46.6%. The revised consolidated annual effective tax rate is estimated to be 54.3%. This revised effective tax rate was determined utilizing the actual results for the six month period ended June 30, 1999 and a forecast of the results for the six month period ending December 31, 1999.

     Net income. The Company had net income of $1.7 million for the three months ended June 30, 1999, or $0.11 per basic and diluted share. The Company had net income of $5.0 million for the three months ended June 30, 1998, or $0.35 per basic share and $0.34 per diluted share. The principal cause of the reduction in earnings per share was lower revenue than the Company anticipated for the three months ended June 30, 1999, due primarily to the following: Industry wide North American imports from South America in the second quarter of 1999 experienced declines in average unit sales prices in major product categories of approximately 35% to 65% as compared to the same period in 1998 as a result of over supplied markets. Industry wide Dutch exports were down approximately 10% for the second quarter of 1999, as compared to the same period in 1998 and average unit sales prices fell approximately 10% from the prior year. Interest expense for the three-month period ended June 30, 1999 was $4.1 million as compared to $1.4 million of the same period in the prior year, an increase of $2.7 million. The strength of the U.S. dollar versus the Euro also impacted the Company. The Company derives about 40% of our revenue internationally, primarily from Europe, and we estimate that the stronger U.S. dollar negatively impacted reported international earnings by approximately 5%.

                          U.S.A. FLORAL PRODUCTS, INC.

                        (dollars and shares in thousands)


Six months ended June 30, 1999


Statement of Operations:           For the six               For the six
(in thousands except per          months ended              months ended
    share data)                  June 30, 1999             June 30, 1998
                                -------------------------------------------------------
Net revenue                           $510,384      100.0%      $234,294        100.0%
Cost of sales                          380,616       74.6%       170,721         72.9%
                                -------------------------------------------------------
Gross margin                           129,768       25.4%        63,573         27.1%
Selling, general and
   administrative expenses             107,064       20.9%        44,557         19.0%
Goodwill amortization                    3,507        0.7%         1,884          0.8%
Integration charge                          40        0.0%         -              0.0%
                                -------------------------------------------------------
Income from operations                  19,157        3.8%        17,132          7.3%
Interest expense                       (7,911)      (1.6)%       (2,094)        (0.9)%
Interest income                            994        0.2%           743          0.3%
Other income                               322        0.1%           378          0.2%
                                -------------------------------------------------------
Income before income taxes
     and minority interest              12,562        2.5%        16,159          6.9%
Provision for income taxes               6,819        1.4%         7,244          3.1%
                                -------------------------------------------------------
Income before minority
     interest                            5,743        1.1%         8,915          3.8%
Minority interest                            3        0.0%         -              0.0%
                                -------------------------------------------------------
Net income                              $5,746        1.1%        $8,915          3.8%
                                =======================================================

Net income per share:
Basic                            $        0.35               $      0.67
Diluted                          $        0.35               $      0.64

Shares used in computing
   net income per share:
Basic                                   16,315                    13,356
Diluted                                 16,496                    13,855


Results of Operations
---------------------

Six months ended June 30, 1999 compared to six months ended June 30, 1998

     Net Revenues. Net revenues for the six months ended June 30, 1999 were $510.4 million. Revenues increased from $234.3 million in the same period last year. This increase was primarily due to the acquisition of 10 floral businesses completed during 1998, all of which were accounted for under the purchase method of accounting, coupled with the impact in 1999 of a full six months of operations of the January 1998 Class and April Class of acquisitions. Revenues

                          U.S.A. FLORAL PRODUCTS, INC.

                        (dollars and shares in thousands)

for the North America Division were $324.2 million, or 63.5% of the consolidated revenues and revenues for the International Division were $186.2 million, or 36.5%. Revenues for the International Division consisted primarily of revenues from Germany, the Netherlands, Italy and Japan. In 1998, all revenues were generated by the North America Division as there was no International Division during the first nine months of 1998.

     Gross margin. Gross margin for the six months ended June 30, 1999 and 1998 were $129.8 million (including approximately $2.2 million from the final determination of anti dumping duties) and $63.6 million, respectively. Gross margin as a percentage of net revenue were 25.4% (25.0% excluding the effect of the final determination of anti dumping duties), for the six months ended June 30, 1999 and 27.1% for the six months ended June 30, 1998. The decline in the gross margin is mainly attributable to the inclusion of the International Division in 1999. The International Division historically operates at a lower gross margin and therefore, reduces the consolidated gross margin of the Company. For the six months ended June 30, 1999, the gross margin of the International Division was 21.4%. The North America Division gross margin was 27.7% (27.1%, excluding the effect of the final determination of anti dumping duties) for the six months ended June 30, 1999 as compared to 27.1% for the same period last year.

     Selling, General and Administrative. Selling general and administrative expenses were $107.0 million in the six months ended June 30, 1999, or 20.9% of net revenues and $44.6 million in the six months ended June 30, 1998, or 19.0% of net revenues. The increase in selling, general and administrative expense is primarily the result of the acquisition of 10 floral businesses in 1998 and expenses associated with building an infrastructure for a publicly held multi-national corporation.

     Income from operations. Income from operations was $19.2 million, or 3.8% of net revenues, for the six months ended June 30, 1999 and $17.1 million or 7.3% of net revenues for the six months ended June 30, 1998.

     Interest expense. For the six months ended June 30, 1999, interest expense was approximately $7.9 million as compared to $2.0 million for the six months ended June 30, 1998. The increase in interest expense is primarily the result of borrowings used to fund the cash portion of the total consideration for the acquisition of the 18 floral businesses completed during 1998. The Company's average borrowing rate for the six month period ended June 30, 1999 was 8.1% based on the Company's weighted average outstanding debt balance.

     Provision for income taxes. The provision for income taxes was $6.8 million for the six months ended June 30, 1999 on pre-tax income of $12.6 million and $7.2 million for the quarter ended June 30, 1998 on pre-tax income of $16.2 million for the period. The 1999 and 1998 effective income tax rate of 54.3%

                          U.S.A. FLORAL PRODUCTS, INC.

                        (dollars and shares in thousands)


and 44.8%, respectively, are higher than the statutory rate primarily due to the non-deductibility of certain goodwill amortization. The increase in the effective tax rate in 1999 is primarily the result of substantially lower income before provision for taxes in 1999 as compared to 1998. The effect of the non-deductibility of certain goodwill amortization is much more pronounced with the lower base of income before provision for taxes.

     Net income. The Company had net income of $5.7 million for the six months ended June 30, 1999, or $0.35 per basic share and $0.35 per diluted share. The Company had net income of $8.9 million for the six months ended June 30, 1998, or $0.67 per basic share and $0.64 per diluted share. The principal cause of the reduction in earnings per share was lower revenue than the Company anticipated for the six months ended June 30, 1999, due primarily to the following: Industry wide North American import demand from South America was weak for the first two months of 1999 as compared to the same period in 1998 and the industry experienced declines in average unit sales prices in major product categories of ranging from 20% to 65% as compared to the same period in 1998 as a result of over supplied markets. Industry wide Dutch exports were down approximately 10% for the first two months of 1999, as compared to the same period in 1998 and average unit sales prices fell approximately 10% from the prior year. Also, Valentine's Day fell on a Sunday of a Holiday weekend. Interest expense for the three-month period ended June 30, 1999 was $7.9 million as compared to $2.1 million of the same period in the prior year, an increase of $5.8 million. The strength of the U.S. dollar versus the Euro also impacted the Company. We derive about 40% of our revenue internationally, primarily from Europe, and we estimate that the stronger U.S. dollar negatively impacted reported international earnings by approximately 11%.


Liquidity and Capital Resources
-------------------------------

     Historical. Historically, the Company's primary sources of liquidity have been cash from operations and borrowings under our credit facility. The Company's principal uses of liquidity will be to provide working capital, meet debt service requirements and finance the Company's strategic plans. For fiscal 1998, quarterly net pro forma revenues as a percentage of total pro forma revenues were approximately 29%, 27%, 20%, and 24%, respectively, for the first through the fourth quarters of the fiscal year on a pro forma basis. In addition, for fiscal 1998 quarterly income from operations as a percentage of revenue for the fiscal year 1998 were approximately 5%, 4%, (0)%, and 1.6%, respectively for the first through the fourth quarters of the fiscal year on a pro forma basis. The Company's need for cash historically has been greater in its first and second quarters when cash generated from operating activities coupled with drawdowns from bank lines have been invested in receivables and to a lesser extent inventories. The Company experiences higher levels of sales in the first two quarters of the year due to the traditional flower giving holidays, Valentine's Day in February and Mother's Day in May. For the first six months in 1999 the Company provided $8.7 million in net cash from operating activities, $3.1 million in cash on hand and $1.6 million in other activities to invest $2.0 million of repayment on long term debt, $6.7 million in capital expenditures and pay $4.7 million in earnout arrangements.

     In the six months ended June 30, 1999, operating activities provided $8.7 million of net cash compared to $13.9 million of cash from operations in the same period last year. The decrease is principally attributable to $3.2 million lower net income and $8.5 million increase in the use of cash for other assets and liabilities partially offset by $5.5 million increase in non-cash expenses (such as depreciation and goodwill amortization). The use of cash for working capital purposes in the 1999 six months compared unfavorably to the 1998 six months due to the acquisition of 10 floral business. As a result of the acquisition of 10 floral businesses the Company's investment in working capital, particularly accounts payable, accrued expenses, and inventory at June 30, 1999 increased significantly over the same period last year.

     Our capital expenditures for the six months ended June 30, 1999 were approximately $6.7 million. Although we currently do not have any commitments to make significant capital expenditures, we expect to spend approximately $12 million for capital expenditures in the next twelve months in the normal course of business including $6.0 million for our Year 2000 project (see below) to remediate existing systems and replace non-compliant systems.

     Financing. Effective October 2, 1998, we amended and restated our existing credit agreement with a syndicate of lenders for which Bankers Trust Company serves as agent (the "Credit Agreement"). Pursuant to the terms of the Credit Agreement, the amount of our revolving credit facility were increased to $200 million, of which the sub-limit for permitted acquisitions is $180 million and the sub-limit for working capital purposes and letters of credit is $20 million. In addition, of the $200 million in revolving credit facilities, up to $15 million has been designated to be a revolving loan which is available to certain of our foreign subsidiaries in either Deutsche Marks or Guilders. Further, a new $50 million, Deutsche Mark denominated term loan was created as an additional source of borrowings in excess of the $200 million revolving credit facility. Borrowings under the revolving credit facility bear interest, at our option, at
(a) Bankers Trust Company's base rate plus an applicable margin of up to 1.25% or (b) a Eurodollar rate plus an applicable margin of up to 2.50%. Borrowings under the term loan bear interest at the interbank rate for Deutsche Marks plus an applicable margin of up to 2.50%. We paid on closing a financing fee of approximately $3.6 million, which has been deferred and is being amortized over the term of the Credit Agreement. In addition, a commitment fee of up to 0.50% is being charged on the unused portion of the revolving credit facility on a quarterly basis. Both the revolving credit facilities and the term loan mature five years from the closing date. At June 30, 1999 outstanding borrowings under our Credit Agreement aggregated $191.6 million. At June 30, 1999, the Company had an available borrowing capacity of $47.5 million (net of $10.6 million of outstanding letters of credit) under the revolving credit facility. The Company does not have any required repayments of term loans until December 31, 2000.

     The Company believes that funds generated from operations, together with borrowings under the Credit Agreement, should be sufficient to finance our current operations and planned capital expenditure requirements for at least the next twelve months; thereafter, we currently do not perceive a need for cash that would exceed anticipated sources of cash from operations and from the credit facility currently in place. In June 1999, the Company retained Morgan Stanley Dean Witter and Salomon Smith Barney to advise it in the development and consideration of strategic and financial alternatives.

                          U.S.A. FLORAL PRODUCTS, INC.

                        (dollars and shares in thousands)

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

     The initial phase of the Year 2000 compliance project included the evaluation of all software, hardware and equipment we owned or licensed, and identification of those systems and equipment requiring Year 2000 remediation. Analysis of all material software and hardware has been completed and of those systems requiring remediation or replacement, approximately 54% (or 57% of all system users) have already been replaced by Year 2000 compliant hardware and software. We anticipate that all remaining material systems will be remediated or replaced by October 1999.

     The costs and timing for replacement of certain of our systems that were not Year 2000 compliant have been anticipated as part of our planned information systems spending. We estimate that the total additional cost of managing the Year 2000 project, remediating existing systems and replacing non-compliant systems, is approximately $6.0 million of which approximately $1.2 million will be expensed as incurred, and $4.8 million will be capitalized. Although we believe our Year 2000 compliance efforts with respect to our systems will be successful, any failure or delay could cause actual costs and timing to differ materially from that presently contemplated. We intend to develop a contingency plan to permit our primary operations to continue if the modifications and conversions of our systems are not successfully completed on a timely basis, but the foregoing cost estimates do not take into account any expenditures associated with such contingencies. Our cost estimates also do not include time or costs that may be incurred as a result of third parties' not becoming Year 2000 compliant on a timely basis.

     We are communicating with our business partners, including the key suppliers, vendors, banks and other third parties with whom we do business, to obtain information regarding their state of readiness with respect to the Year 2000 issue. Failure of third parties to remediate Year 2000 issues affecting their respective businesses on a timely basis, or to implement contingency plans sufficient to permit uninterrupted continuation of their businesses in the event of a failure of their systems, could have a material adverse effect on our business and results of operations. Assessment of third party Year 2000 readiness is expected to be substantially completed by the end of September 1999. We can not determine our worst case scenario until the assessment of third parties' Year 2000 compliance is completed.

                          U.S.A. FLORAL PRODUCTS, INC.

                        (dollars and shares in thousands)

     Our Year 2000 compliance project includes development of a contingency plan designed to support critical business operations in the event of the occurrence of systems failures or the occurrence of reasonably likely worst case scenarios. The contingency plans were substantially developed as of June 30, 1999.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     There has been no material change in the information set forth in our December 31, 1998 Form 10-K filed with the Securities and Exchange Commission on March 31, 1999.

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

             Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        U.S.A. FLORAL PRODUCTS, INC.

Date: August 13, 1999                   By:    /s/ W. Michael Kipphut
                                        ------------------------------------
                                        W. Michael Kipphut,
                                        Chief Financial Officer