Form 10-Q
period 1999-09-30
U S A FLORAL PRODUCTS INC
filed 1999-11-15
CIK 1043438

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 -------------

                                   FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


       For the quarterly period ended    September 30, 1999
                                      ------------------------

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


     The number of shares outstanding of the registrant's Common Stock, par value $.001 per share (which is the only outstanding class of the registrant's common stock) was 16,365,146 shares at November 15, 1999.

                         U.S.A. FLORAL PRODUCTS, INC.
                         ----------------------------

                                     INDEX
                                     -----


PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Balance Sheets at September 30, 1999 and December 31,
            1998

          Consolidated Statements of Operations for the Nine Months Ended
            September 30, 1999 and 1998 and for the Three Months Ended September 30, 1999 and 1998

          Consolidated Statement of Stockholders' Equity for the Nine Months
            Ended September 30, 1999

          Consolidated Statements of Cash Flows for the Nine Months Ended
            September 30, 1999 and 1998

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

     .    demographic changes;

     .    change in our sales mix;

     .    seasonal and holiday demand fluctuations;

     .    our ability to obtain floral products during periods of peak demand;

     .    changes in, or failure to maintain, current pricing levels;

     .    currency fluctuations;

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

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1. Financial Statements

                         U.S.A. FLORAL PRODUCTS, INC.

                     UNAUDITED CONSOLIDATED BALANCE SHEET
                       (in thousands, except par value)

                                                                                    September 30, 1999       December 31, 1998
                                                                                    ------------------       -----------------
ASSETS
Current assets:
 Cash and cash equivalents                                                             $      4,533            $     20,196
 Accounts receivables, net                                                                   96,137                  97,769
 Inventory                                                                                   24,189                  18,577
 Prepaid expenses and other assets                                                           10,276                  12,259
 Deferred income tax assets                                                                   3,376                   3,376
                                                                                      -------------           -------------
  Total current assets                                                                      138,511                 152,177
Property and equipment, net                                                                  56,497                  59,636
Goodwill, net                                                                               271,647                 267,763
Restricted cash                                                                               3,772                   3,672
Deferred financing costs                                                                      3,128                   3,477
Other assets                                                                                  7,428                   7,309
                                                                                      -------------           -------------
  Total assets                                                                         $    480,983            $    494,034
                                                                                      =============           =============
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term debt                                                                       $    193,779            $      5,005
 Accounts payable                                                                            56,318                  58,033
 Accrued expenses                                                                            19,738                  29,919
 Due to stockholders                                                                          1,217                  15,350
 Income taxes payable                                                                         2,997                   3,227
                                                                                      -------------           -------------
  Total current liabilities                                                                 274,049                 111,534
Long-term debt                                                                                  716                 194,668
Deferred income tax liabilities                                                               2,599                   1,784
Other liabilities                                                                             1,584                      --
                                                                                      -------------           -------------
  Total liabilities                                                                         278,948                 307,986
                                                                                      -------------           -------------
Minority interest in subsidiaries                                                               346                     423

Commitments and contingencies

Stockholders' equity
 Common stock, $0.001 par value; 100,000 shares authorized;
  16,202 and 14,850 shares issued, respectively                                                  16                     15
Treasury stock (14 shares)                                                                     (287)                  (287)
Additional paid-in capital                                                                  193,249                178,130
Retained earnings                                                                             8,427                  8,159
Accumulated other comprehensive income                                                          284                   (392)
                                                                                      --------------          ------------
 Total stockholders' equity                                                                 201,689                185,625
                                                                                      --------------          ------------
Total liabilities and stockholders' equity                                             $    480, 983           $   494,034
                                                                                      ==============          ============

The accompanying notes are an integral part of these consolidated financial statements.

                         U.S.A. FLORAL PRODUCTS, INC.


                UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands, except per share amounts)

                                               Nine months ended    Nine months ended    Three months ended    Three months ended
                                               September 30, 1999   September 30, 1998   September 30, 1999    September 30, 1998
                                               ------------------   ------------------   ------------------    ------------------
Net revenues                                   $         699,786    $         345,093    $         189,402     $         110,799
Cost of sales                                            518,991              250,002              138,375                79,281
                                               ------------------   ------------------   ------------------    ------------------
 Gross margin                                            180,795               95,091               51,027                31,518

Selling, general and administrative expenses             159,687               73,609               52,623                29,053
Goodwill amortization                                      5,299                3,135                1,792                 1,250
Integration charge                                            40                   --                   --                    --
                                               ------------------   ------------------   ------------------    ------------------

 Income (loss) from operations                           15,769                18,347               (3,388)                1,215

Other income (expense):
 Interest expense                                        (12,337)              (3,857)              (4,426)               (1,764)
 Interest income                                           1,613                1,353                  619                   610
 Other                                                       516                  468                  194                    91
                                               ------------------   ------------------   ------------------    ------------------
Income (loss) before income taxes and minority
 interest                                                  5,561               16,311               (7,001)                  152
Provision for income taxes                                 5,305                7,315               (1,514)                   71
                                               ------------------   ------------------   ------------------    ------------------
Income (loss) before minority interest                       256                8,996               (5,487)                   81
Minority interest                                             12                   --                    9                    --
                                               ------------------   ------------------   ------------------    ------------------
Net income (loss)                              $             268    $           8,996    $          (5,478)    $              81
                                               ==================   ==================   ==================    ==================

Net income (loss) per share
 Basic                                         $            0.02    $            0.65    $           (0.33)    $            0.01

 Diluted                                       $            0.02    $            0.63    $           (0.33)    $            0.01

Weighted average shares outstanding:
 Basic                                                    16,331               13,846               16,365                14,825

 Diluted                                                  16,545               14,198               16,643                14,883


The accompanying notes are an integral part of these consolidated financial statements.

                         U.S.A. FLORAL PRODUCTS, INC.

           UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (in thousands)



                                             Common Stock                                              Accumulated
                                        ---------------------              Additional                      Other          Total
                                                               Treasury      Pain-in      Retained    Comprehensive    Stockholders'
                                           Shares    Amount      Stock       Capital      Earnings    Income (loss)       Equity
                                           ------   -------      -----       -------      --------    -------------       ------
Balance at December 31, 1998                14,836  $    15    $   (287)   $   178,130    $   8,159   $        (392)   $   185,625

Exercise of stock options                        7       --                         87                                          87

Issuance of common stock                     1,359        1                     15,032                                      15,033

Net Income                                                                                      268                            268

Foreign currency translation adjustment                                                                         676            676
                                        -------------------------------------------------------------------------------------------
Balance at September 30, 1999               16,202  $    16    $   (287)   $   193,249   $    8,427   $         284    $   201,689
                                        ===========================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                         U.S.A. FLORAL PRODUCTS, INC.

                UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)

                                                                   Nine months ended      Nine months ended
                                                                   September 30, 1999     September 30, 1998
                                                                   ------------------     ------------------
Cash flows from operating activities:
   Net income                                                           $      268             $  8,996
   Adjustments to reconcile net income to cash
      provided by (used in) operating activities:
      Depreciation                                                           7,308                2,522
      Amortization of goodwill                                               5,299                3,135
      Amortization of deferred financing costs                                 574                  286
      Gain on disposal of property and equipment                               233                   52
      Income applicable to minority interests                                  (12)                  --
      Deferred income taxes                                                    815                   --
      Changes in operating assets and liabilities,
       exclusive of acquired companies:
         Accounts receivable                                                (8,352)                 671
         Inventory                                                          (6,151)              (1,184)
         Due from other related parties                                         --                4,016
         Prepaid expenses and other current assets                          (2,852)              (2,507)
         Other assets                                                        1,294                  336
         Income taxes payable                                                  244                  512
         Accounts payable and accrued expenses                              (1,898)              (7,855)
         Other liabilities                                                    (168)                  (2)
                                                                       ------------           ----------

           Net cash provided by (used in) operating activities:             (3,398)               8,978

   Cash flows from investing activities:
      Purchases of property and equipment                                   (9,514)              (2,619)
      Proceeds from sale of property and equipment                           1,274                   --
      Payment for business acquisitions, net of cash acquired                   --              (76,418)
      Payments to stockholders                                              (7,500)                (625)
      Increase in restricted cash                                             (100)              (3,558)
      Increase in minority interest                                            (77)                  --
                                                                       ------------           ----------

           Net cash used in investing activities:                          (15,917)             (83,220)

   Cash flows from financing activities:
      Proceeds from and repayments of debt                                  (1,534)              72,301
      Increase in deferred financing costs                                    (225)                (192)
      Proceeds from issuance of common stock                                   379                   --
      Proceeds from exercise of stock options                                   87                   --
      Stock issuance costs                                                     (88)                (707)
                                                                       ------------           ----------

           Net cash provided by (used in) financing activities:             (1,381)              71,402

   Effect of exchange rates on cash                                          5,033                   --
                                                                       ------------           ----------

   Net decrease in cash and cash equivalents                               (15,663)              (2,840)
   Cash and cash equivalents - beginning of the period                      20,196               15,582
                                                                       ------------           ----------

   Cash and cash equivalents - end of the period                        $    4,533             $ 12,742
                                                                       ============           ==========

See Note 11 for supplemental cash flow information

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


NOTE 2 - ACQUISITIONS

     Contingent purchase consideration related to earn-out arrangements included in the definitive agreements for DL Jones and Allan Stanley were achieved during the nine month period ended September 30, 1999. These earn-out arrangements provided for the Company to pay additional consideration based on adjusted earnings before interest and taxes, as defined, for the twelve months ended February 28, 1999 for DL Jones in the amount of $1,468 and for the twelve months ended March 31, 1999 for Allan Stanley in the amount of $5,422. These contingent purchase considerations have been reflected as additions to goodwill at September 30, 1999. Further, the earn-out arrangement included in the definitive agreement for Channel Islands provides for the Company to pay additional consideration, not to exceed $3,000, based on adjusted earnings before interest and taxes, as defined, for the eighteen month period ending December 31, 1999 for Channel Islands.

                         U.S.A. FLORAL PRODUCTS, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                       (dollars and shares in thousands)



NOTE 3 - EARNINGS PER SHARE

     The shares used in computing net income per share are as follows:


                                                 Nine months ended                       Three months ended
                                                   September 30,                           September 30,
                                              1999               1998                1999                 1998
                                       ------------------- ------------------ -------------------- --------------------
Weighted average shares outstanding
   - basic                                         16,331             13,846               16,365               14,825
Dilution attributable to options                      100                352                    -                   58
Dilution attributable to potentially
   issuable shares under earnout
   arrangements                                       114                  -                  278                    -
                                       ------------------- ------------------ -------------------- --------------------

Weighted average shares outstanding
   - diluted                                       16,545             14,198               16,643               14,883
                                       ------------------- ------------------ -------------------- --------------------

     Included in the weighted average shares outstanding - basic are 113 shares of common stock attributable to contingent consideration earned and unpaid and 50 shares of common stock to be issued under the employee stock purchase plan at September 30, 1999.


NOTE 4 - INVENTORY

     Inventory consists of the following finished goods:

                                 September 30,                  December 31,
                                      1999                         1998
                              ---------------------        --------------------
Hardgoods                                  $18,098                     $15,574
Perishables                                  6,091                       3,003
                              ---------------------        --------------------
                                           $24,189                     $18,577
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

                         U.S.A. FLORAL PRODUCTS, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                       (dollars and shares in thousands)


Antidumping

     Beginning in 1986, the U.S. Department of Commerce (the "DOC") imposed an antidumping duty deposit ("ADD") on the importation of certain flowers (the "Antidumping Order") from Colombia. Such antidumping duty is subject to change based upon annual reviews of the flower growers' margins. On May 20, 1999, a settlement was reached whereby all open review periods through February 28, 1997 (periods 5, 6, 7, 9 and 10) were finalized at the cash deposit rate. That is, the Company does not owe any additional antidumping duties for those periods. On July 20, 1999, the DOC revoked the Antidumping Order on fresh cut flowers from Colombia retroactive to March 1, 1997, the beginning of period 11. Further, the DOC stated that, as a result of the retroactive revocation, the DOC has terminated its reviews of periods 11 and 12 and that the DOC intends to refund any ADD collected on or after March 1, 1997. Therefore, as a result of the final determinations by the DOC regarding open review periods and the DOC's retroactive revocation of the Antidumping Order, the Company released approximately $2.2 million in antidumping reserves during the second quarter of 1999. The release of the reserves was recorded as a reduction to cost of sales. Further, due to the uncertainty of the amount and the timing of the ADD refunds related to periods subsequent to March 1, 1997, such refunds, if any, will be recorded as a reduction to cost of sales at the time of the receipt of such refunds.


NOTE 6 - INTEGRATION PLANS

     In November 1998, in connection with management's plan to reduce costs and improve operating efficiencies, the Company announced an integration plan, which is expected to result in a charge of approximately $3.8 million.

    As part of its integration plan, the Company will integrate certain warehouse and distribution facilities, principally those associated with the Company's import and bouquet manufacturing operations in Miami, Florida. Approximately $3.4 million of the charge was recorded in the fourth quarter of 1998. An additional $40 of the charge was recorded in the first nine months of 1999. The balance of the charge is expected to be recorded in the fourth quarter of 1999. The integration charges principally relate to the write-down to fair value of equipment made obsolete or redundant, severance related to the termination of approximately 180 employees, and lease termination costs due to the decision to merge certain facilities. The integration of the warehouses and distribution facilities began in November 1998 and is expected to be complete by December 1999.

                         U.S.A. FLORAL PRODUCTS, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                       (dollars and shares in thousands)



The major components of the integration charge are as follows:

 Severance and related costs                                        $     800
 Write-down of property, plant and equipment                            2,100
 Lease termination costs                                                  400
 Professional fees and other costs                                        500
                                                                   ===========
                                                                    $   3,800
                                                                   ===========

     At September 30, 1999, approximately $600 of the integration charge remained in accrued liabilities and 177 employees had been terminated with no additional terminations planned. Management believes the $600 integration charge will be sufficient to cover the remaining costs associated with closing excess facilities and for non-cash write-downs of recorded assets. A summary of the integration activity is presented below:

Balance at December 31, 1998                                             $2,924
1999 Activity:
   Non-cash write-down of
     property and equipment                                              (1,163)
   Lease termination cash payments                                         (175)
   Reduction in workforce and other
     cash outflows                                                         (986)
                                                                    ============
Balance at September 30, 1999                                              $600
                                                                    ============

     In connection with the Company's acquisition of Florimex, the Company acquired approximately $2.7 million in reserves for a restructuring of the German wholesale operation and a plan to integrate certain operations, warehouses and distribution facilities, principally those associated with the International Division of the Company's operations in the Netherlands. Of the reserves, approximately $2.575 million relates to severance payments for 25 employees and the balance of approximately $125 relates to the write-down of assets. The integration of the operations, warehouses and distribution facilities is expected to be complete by December 1999.

     At September 30, 1999, $1.6 million of the integration charge remained in accrued liabilities and 16 employees had been terminated with an additional 9 terminations to be completed in 1999. The balance was comprised of $1.4 million for severance and related costs, and $200 for non-cash write-downs of recorded assets. A summary of the integration activity is presented below:

Balance at December 31, 1998                                            $2,367
1999 Activity:
   Reduction in workforce cash outflows                                   (630)
   Other cash outflows                                                    (160)
                                                                  =============
Balance at September 30, 1999                                           $1,577
                                                                  =============

                         U.S.A. FLORAL PRODUCTS, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                       (dollars and shares in thousands)


NOTE 7 - GEOGRAPHIC REGION AND BUSINESS SEGMENT INFORMATION

     Segment information has been provided for each of the periods presented in the Company's statement of operations. The Company is primarily organized on a geographic basis with an International Division and a North America Division and secondarily organized on the products and services that it offers. Each division has three segments: import/export, wholesale distribution and bouquet manufacturers. The import/export segment purchases flowers from farms located primarily in South America, Africa and Europe and sells them to wholesalers and bouquet manufacturers. The wholesale distribution segment purchases perishable flowers and floral related hardgoods from farms, importer/exporters and brokers and sells them to retail florists and mass marketers. The bouquet manufacturers segment procures and produces fresh cut floral bouquets for distribution primarily to mass markets, broadly defined as supermarkets and discount retailers. The Company's reportable divisions and segments are strategic business units that offer different floral related products and services. They are managed separately because each business division and segment requires different marketing and management strategies. The Company evaluates segment performance and allocates resources to them based on gross margin, income from operations, and return on assets employed.

     The accounting policies of the segments are the same as those described in the Company's 1998 Annual Report on Form 10K. Segment data includes intersegment sales and transfers which the Company accounts for as if the sales or transfers were to unrelated third parties, that is, the sales occurred at current market prices.

The following tables present information about reported segments:


     North America Division                                             For the nine months ended September 30, 1998
                                                         -------------------------------------------------------------------------
                                                              Import/       Wholesale             Bouquet
                                                              Export       Distribution        Manufacturers         Total
                                                              ------       ------------        -------------         -----
     Revenues - external customers                            $149,187         $117,241              $78,665         $345,093
     Revenues - intercompany                                    16,834               81                1,447           18,362
     Gross margin                                               42,073           38,138               14,880           95,091
     Depreciation and amortization                               2,408            2,035                1,192            5,635
     Integration charge                                              -                -                    -                -
     Income from operations                                     14,477            4,268                1,683           20,428

                         U.S.A. FLORAL PRODUCTS, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                       (dollars and shares in thousands)


     North America Division                                            For the three months ended September 30, 1998
                                                         -------------------------------------------------------------------------
                                                               Import/         Wholesale              Bouquet
                                                               Export         Distribution         Manufacturers         Total
                                                               ------         ------------         -------------         -----
     Revenues - external customers                             $47,397             $40,637               $22,765         $110,799
     Revenues - intercompany                                     5,913                  45                   412            6,370
     Gross margin                                               13,731              12,992                 4,795           31,518
     Depreciation and amortization                                 912                 845                   468            2,225
     Integration charge                                              -                   -                     -                -
     Income (loss) from operations                               3,042                (330)                 (957)           1,755

There was no International Division during the first nine months of 1998.


     North America Division                                             For the nine months ended September 30, 1999
                                                         -------------------------------------------------------------------------
                                                              Import/          Wholesale              Bouquet
                                                              Export          Distribution         Manufacturers         Total
                                                              ------          ------------         -------------         -----
     Revenues - external customers                            $163,550            $143,115              $131,257         $437,922
     Revenues - intercompany                                    33,012               2,235                 4,216           39,463
     Gross margin                                               50,505              45,004                26,776          122,285
     Depreciation and amortization                               3,518               2,367                 1,762            7,647
     Integration charge                                              -                  40                     -               40
     Income from operations                                     16,109               1,465                 1,992           19,566


     International Division                                             For the nine months ended September 30, 1999
                                                         -------------------------------------------------------------------------
                                                              Import/          Wholesale              Bouquet
                                                              Export          Distribution         Manufacturers         Total
                                                              ------          ------------         -------------         -----
     Revenues - external customers                            $168,962             $50,190               $42,712         $261,864
     Revenues - intercompany                                    51,863                 101                   464           52,428
     Gross margin                                               37,263              13,130                 8,117           58,510
     Depreciation and amortization                               1,613               1,258                   752            3,623
     Integration charge                                              -                   -                     -                -
     Income from operations                                      2,717                 165                 1,322            4,204

                         U.S.A. FLORAL PRODUCTS, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                       (dollars and shares in thousands)



     Consolidated                                                       For the nine months ended September 30, 1999
                                                         -------------------------------------------------------------------------
                                                              Import/           Wholesale              Bouquet
                                                               Export          Distribution         Manufacturers        Total
                                                               ------          ------------         -------------        -----
     Revenues - external customers                             $332,512            $193,305              $173,969        $699,786
     Revenues - intercompany                                     84,875               2,336                 4,680          91,891
     Gross margin                                                87,768              58,134                34,893         180,795
     Depreciation and amortization                                5,131               3,625                 2,514          11,270
     Integration charge                                               -                  40                     -              40
     Income from operations                                      18,826               1,630                 3,314          23,770


     North America Division                                            For the three months ended September 30, 1999
                                                         -------------------------------------------------------------------------
                                                               Import/          Wholesale              Bouquet
                                                                Export         Distribution         Manufacturers        Total
                                                                ------         ------------         -------------        -----
     Revenues - external customers                              $40,677             $39,446               $33,634        $113,757
     Revenues - intercompany                                      8,007               1,315                 1,426          10,748
     Gross margin                                                12,367              12,526                 7,462          32,355
     Depreciation and amortization                                1,183                 876                   646           2,705
     Integration charge                                               -                   -                     -               -
     Income (loss) from operations                                1,036              (1,763)                 (540)         (1,267)



     International Division                                           For the three months ended September 30, 1999
                                                         -------------------------------------------------------------------------
                                                               Import/          Wholesale              Bouquet
                                                                Export         Distribution         Manufacturers         Total
                                                                ------         ------------         -------------         -----
     Revenues - external customers                              $51,487             $14,013               $10,145         $75,645
     Revenues - intercompany                                     15,236                  33                   226          15,495
     Gross margin                                                12,663               3,829                 2,180          18,672
     Depreciation and amortization                                  504                 351                   248           1,103
     Integration charge                                               -                   -                     -               -
     Income (loss) from operations                                  901                (332)                  140             709

                         U.S.A. FLORAL PRODUCTS, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                       (dollars and shares in thousands)

     Consolidated                                                       For the three months ended September 30, 1999
                                                         -------------------------------------------------------------------------
                                                               Import/          Wholesale              Bouquet
                                                                Export         Distribution         Manufacturers        Total
                                                                ------         ------------         -------------        -----
     Revenues - external customers                              $92,164             $53,459               $43,779        $189,402
     Revenues - intercompany                                     23,243               1,348                 1,652          26,243
     Gross margin                                                25,030              16,355                 9,642          51,027
     Depreciation and amortization                                1,687               1,227                   894           3,808
     Integration charge                                               -                   -                     -               -
     Income (loss) from operations                                1,937              (2,095)                 (400)           (558)


Total assets as of December 31, 1998 and September 30, 1999 by segment are:


     Total Assets                                                                    December 31, 1998
                                                         -------------------------------------------------------------------------
                                                              Import/           Wholesale              Bouquet
                                                               Export          Distribution         Manufacturers      Total
                                                               ------          ------------         -------------      -----
     North America Division                                    $143,171             $95,167               $69,780     $308,118
     International Division                                      65,010              21,298                18,653     $104,961
                                                         -------------------------------------------------------------------------
     Total segment assets                                      $208,181            $116,465               $88,433     $413,079
                                                         =========================================================================

     Total Assets                                                                   September 30, 1999
                                                         -------------------------------------------------------------------------
                                                              Import/           Wholesale              Bouquet
                                                               Export          Distribution         Manufacturers        Total
                                                               ------          ------------         -------------        -----
     North America Division                                    $156,286            $101,201               $73,209        $330,696
     International Division                                      56,377              17,956                12,465          86,798
                                                         -------------------------------------------------------------------------
     Total segment assets                                      $212,663            $119,157               $85,674        $417,494
                                                         =========================================================================

                         U.S.A. FLORAL PRODUCTS, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                       (dollars and shares in thousands)

     Reconciliations of total segment income (loss) from operations to total consolidated income (loss) before income taxes and total segment assets to consolidated total assets are as follows:

    Income (loss) from  Operations                                     Nine months ended                 Three months ended
                                                                          September 30,                     September 30,
                                                                      1999             1998             1999             1998
                                                                -------------------------------------------------------------------

    Total segment income (loss) from operations                          $23,770          $20,428           $(558)          $1,755
    Interest income                                                        1,613            1,353             619              610
    Interest expense                                                     (12,337)          (3,857)         (4,426)          (1,764)
    Other income                                                             516              468             194               91
    Unallocated corporate S,G&A expenses                                  (6,664)          (2,081)         (2,459)            (540)
    Unallocated goodwill amortization                                     (1,337)               -            (371)               -
                                                                -------------------------------------------------------------------

    Total consolidated income (loss) before
      income taxes and minority interest                                  $5,561          $16,311         $(7,001)            $152
                                                                ===================================================================



    Total Assets                                                                            September 30,          December 31,
                                                                                                 1999                 1998
                                                                                        ------------------------------------------
    Total segment assets                                                                            $417,494             $413,079
    Elimination of intercompany receivables                                                          (4,205)              (6,464)
    Goodwill not allocated to segments                                                                55,632               70,462
    Other assets                                                                                      12,062               16,957
                                                                                        ------------------------------------------
           Total consolidated assets                                                                $480,983             $494,034
                                                                                        ==========================================


    The following table presents revenues by geographic area:

   Revenues                                                     Nine months ended                   Three months ended
                                                                  September 30,                        September 30,
                                                             1999               1998              1999               1998
                                                      --------------------------------------------------------------------------
   United States                                                $413,773          $334,731           $106,812          $105,890
   Germany                                                       103,516                 -             43,331                 -
   Netherlands                                                    82,465                 -              7,628                 -
   Other foreign countries                                       100,032            10,362             31,631             4,909
                                                      --------------------------------------------------------------------------
        Total                                                   $699,786          $345,093           $189,402          $110,799
                                                      ==========================================================================

    Revenues are based upon which country the sale originates (i.e., where the legal subsidiary is domiciled) and do not include intercompany sales.

                         U.S.A. FLORAL PRODUCTS, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                       (dollars and shares in thousands)

The following table presents long-lived assets by geographic area:

   Long-lived Assets                     September 30,       December 31, 1998
                                              1999
                                      ------------------------------------------
   United States                                  $245,279             $240,425
   Germany                                          74,659               36,495
   Netherlands                                       8,091               42,412
   Other foreign countries                          14,443               22,525
                                      ==========================================
        Total                                     $342,472             $341,857
                                      ==========================================


NOTE 8 - INCOME TAXES

     The tax provision for the three months ended September 30, 1999 includes approximately $1.9 million representing the tax effect on the income for the six months ended June 30, 1999 resulting from a change in the Company's estimate of its annual effective tax rate. This change in the effective tax rate occurred because of the Company's less than anticipated operating results through the first nine months of 1999.


NOTE 9 - CREDIT FACILITY

    Effective October 2, 1998, the Company amended and restated its existing credit agreement with a syndicate of lenders for which Bankers Trust Company serves as agent (the "Amended Credit Agreement"). Pursuant to the terms of the Amended Credit Agreement, the amount of the Company's revolving credit facilities was increased to $200 million, of which the sub-limit for permitted acquisitions is $180 million and the sub-limit for working capital purposes and letters of credit is $20 million. In addition, of the $200 million in revolving credit facilities, up to $15 million has been designated to be a revolving loan, which is available to certain foreign subsidiaries of USA Floral in either Deutsche Marks or Guilders. Further, a new $50 million, Deutsche Mark denominated term loan was created as an additional source of borrowings in excess of the $200 million revolving credit facilities. Borrowings under the revolving credit facilities bear interest, at the Company's option, at (a) Bankers Trust Company's base rate plus an applicable margin of up to 1.0% or (b) a Eurodollar rate plus an applicable margin of up to 2.5%. Borrowings under the term loan bear interest at the interbank rate for Deutsche Marks plus an applicable margin of up to 2.5%. Following the execution of the Amended Credit Agreement the Company paid a financing fee of approximately $3.6 million, which has been deferred and will be amortized over the term of the Amended Credit Agreement. In addition, a commitment fee of 0.50% will be charged on the unused portion of the revolving credit facilities on a quarterly basis. Both the revolving credit facilities and the term loan mature five years from the closing date. The installments of the term loan maturing in the next five years are:
1999 - zero, 2000 - $2.5 million, 2001 - $12.5 million, 2002 - $20 million and
2003 - $15 million. At September 30, 1999, the aggregate outstanding indebtedness under both the revolving credit facilities and the term loan was approximately $194.5 million and the combined effective interest rate was approximately 8.3% for the nine months ended September 30, 1999.

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

    As of September 30, 1999, the Company was in compliance with all applicable financial covenants, except the leverage ratio. Pursuant to the terms of the Credit Agreement, non-compliance with one or more financial covenants provides for the lenders to terminate the commitment and declare the principal balance and any accrued interest on all loans and obligations immediately due and payable. Hence, the outstanding balance has been classified as a current liability at September 30, 1999. The Company obtained a waiver letter through December 31, 1999 from the Bank with respect to the non-compliance under the Amended Credit Agreement. The Company is currently discussing the amendment of the financial covenants under the Amended Credit Agreement with the bank. There can be no assurance that any such amendment will be available on terms favorable to the Company.


NOTE 10 - COMPREHENSIVE INCOME (LOSS)

The table below presents the components of the Company's comprehensive income
(loss) for the quarter and the nine months ended September 30, 1999 and 1998:


                                                          Nine months ended               Three months ended
                                                            September 30,                   September 30,
                                                        1999             1998           1999             1998
                                                   ---------------------------------------------------------------
Net income (loss)                                            $268          $8,996         $(5,478)           $81

Foreign currency translation adjustment
                                                              676            (437)           (167)          (230)

                                                   ===============================================================
Comprehensive income (loss)                                  $944          $8,559         $(5,645)         $(149)
                                                   ===============================================================

                         U.S.A. FLORAL PRODUCTS, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                       (dollars and shares in thousands)


NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

         Supplemental disclosure of cash flow information:


                                                                                                     Nine months ended
                                                                                                       September 30,
                                                                                                1999                  1998
                                                                                       --------------------------------------------
  Cash paid during the period for interest                                                         $9,723                $3,277
                                                                                                   ======                ======
  Cash paid during the period for income taxes                                                     $4,500                $6,738
                                                                                                   ======                ======

Supplemental disclosure of non-cash transactions:
 Business acquisitions:
  Cash paid for business acquisitions                                                              $    -               $83,782
  Less:  cash acquired                                                                                  -                 7,364
                                                                                                   ------                 -----
  Cash paid for business acquisitions, net                                                              -                76,418
  Issuance of common stock for business acquisitions                                                    -                81,816
                                                                                                   ------                ------
                                                                                                        -               158,234
  Fair value of net assets acquired, net of cash                                                        -                18,189
                                                                                                   ------                ------
                                                                                                   $    -              $140,045
                                                                                                   ======              ========

 During the nine months ended September 30, 1999 the Company accrued $8,178 in contingent consideration for earn-outs which was satisfied through cash payments of $4,023 and issuance of common stock in the amount of $4,155.

                         U.S.A. FLORAL PRODUCTS, INC.

                       (dollars and shares in thousands)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 1999


Statement of Operations:                                  For the three            For the three
(in thousands except per                                   months ended             months ended
    share data)                                         September 30, 1999       September 30, 1998
                                                     ------------------------------------------------
Net revenue                                          $189,402      100.0%      $110,799      100.0%
Cost of sales                                         138,375       73.1%        79,281       71.6%
                                                 ----------------------------------------------------
Gross margin                                           51,027       26.9%        31,518       28.4%
Selling, general and
   administrative expenses                             52,623       27.8%        29,053       26.2%
Goodwill amortization                                   1,792        0.9%         1,250        1.1%
Integration charge                                          -          0%             -        0.0%
                                                 ----------------------------------------------------
Income (loss) from operations                         (3,388)      (1.8)%         1,215        1.1%
Interest expense                                      (4,426)      (2.3)%       (1,764)      (1.6)%
Interest income                                           619        0.3%           610        0.5%
Other income                                              194        0.1%            91        0.0%
                                                 ----------------------------------------------------
Income (loss) before income taxes and minority
   interest                                           (7,001)      (3.7)%           152        0.0%
Provision for income taxes                            (1,514)      (0.8)%            71        0.0%
                                                 ----------------------------------------------------
Income (loss) before minority interest
                                                      (5,487)      (2.9)%            81        0.0%
Minority interest                                           9        0.0%             -        0.0%
                                                 ----------------------------------------------------

Net income (loss)                                    $(5,478)      (2.9)%           $81        0.0%
                                                 ====================================================

Net income (loss) per share:
Basic                                            $     (0.33)                  $   0.01
Diluted                                          $     (0.33)                  $   0.01

Shares used in computing net income per share:
Basic                                                  16,365                    14,825
Diluted                                                16,643                    14,883


Results of Operations
---------------------

Three months ended September 30, 1999 compared to three months ended September 30, 1998

     Net Revenues. Net revenues for the quarter ended September 30, 1999 were $189.4 million. Revenues increased from $110.8 million in the same quarter last year. Revenues for the North America Division were $113.8 million, or 60.0% of the consolidated revenues and revenues for the International Division were $75.6 million, or 40.0%. Revenues for the International Division consisted

                         U.S.A. FLORAL PRODUCTS, INC.

                       (dollars and shares in thousands)


primarily of revenues from Germany, the Netherlands, Italy and Japan. In 1998, all revenues were generated by the North America Division because there was no International Division during the first nine months of 1998.

     Gross margin. Gross margin for the three months ended September 30, 1999 and 1998 were $51.0 million and $31.5 million, respectively. Gross margin as a percentage of net revenue was 26.9%, for the three months ended September 30, 1999 and 28.4% for the three months ended September 30, 1998. The decline in the gross margin percentage is primarily attributable to the inclusion of the International Division in 1999. Historically, the International Division operates at a lower gross margin and therefore, reduces the consolidated gross margin of the Company. For the three months ended September 30, 1999, the gross margin of the International Division was 24.7%. The North America Division gross margin was 28.4% for the three months ended September 30, 1999 and for the same period in the prior year.

     Selling, General and Administrative. Selling, general and administrative expenses were $52.6 million in the three months ended September 30, 1999, or 27.8% of net revenues and $29.1 million in the three months ended September 30, 1998, or 26.2% of net revenues. Increases in selling, general and administrative expenses for the three months ended September 30, 1999 is due primarily to the following: an increase in selling expenses associated with higher revenues in the North America West Coast Bouquet operations; an increase in expenses associated with building an infrastructure for a publicly held multi-national corporation; start-up cost associated with the Company's Blytheville, AK operations and Interactive Services Division; and Year 2000 remediation and system conversion costs.

     Income from operations. Loss from operations was $3.4 million, or (1.8)% of net revenues, for the three months ended September 30, 1999, and income from operations was $1.2 million or 1.1% of net revenues for the three months ended September 30, 1998.

     Interest expense. For the three months ended September 30, 1999, interest expense was approximately $4.4 million as compared to $1.8 million for the three months ended September 30, 1998 an increase of $2.6 million. The Company's average borrowing rate for the three month period ended September 30, 1999 was 9.2% based on the Company's weighted average outstanding debt balance.

     Provision for income taxes. The provision for income taxes was a $1.5 million tax benefit for the three months ended September 30, 1999 on a pre-tax loss of $7.0 million compared to $71 in income tax expense for the quarter ended September 30, 1998 on pre-tax income of $152 for the period. The 1999 and 1998 effective income tax rates of 21.6% and 46.7% is different than the statutory rate primarily due to the non-deductibility of certain goodwill amortization. The change in the effective tax rate in 1999 is primarily the result of substantially lower income before provision for taxes in 1999 as compared to 1998. The effect of the non-deductibility of certain goodwill amortization is much more pronounced with the lower base of income before provision for taxes.

                         U.S.A. FLORAL PRODUCTS, INC.

                       (dollars and shares in thousands)

     The tax provision for the three months ended September 30, 1999 includes approximately $1.9 million representing the tax effect on the income for the six months ended June 30, 1999 resulting from a change in the Company's estimate of its annual effective tax rate. This change in the company's estimate of its annual effective tax rate is because of the Company's less than anticipated operating results through the first nine months of the 1999. The consolidated effective tax rate utilized for the six month period ended June 30, 1999 was approximately 54%. The revised consolidated annual effective tax rate is estimated to be approximately 95%.

     Net income. As a result of the factors discussed above, the Company had a net loss of $5.5 million for the three months ended September 30, 1999, or $(0.33) per basic and diluted share. The Company had net income of $81 for the three months ended September 30, 1998, or $0.01 per basic and diluted share.

                         U.S.A. FLORAL PRODUCTS, INC.

                       (dollars and shares in thousands)


Nine months ended September 30, 1999

Statement of Operations:                             For the nine            For the nine
(in thousands except per                             months ended            months ended
   share data)                                   September 30, 1999        September 30, 1998
                                           -----------------------------------------------------
Net revenue                                    $699,786      100.0%       $345,093      100.0%
Cost of sales                                   518,991       74.2%        250,002       72.5%
                                           ----------------------------------------------------
Gross margin                                    180,795       25.8%         95,091       27.5%
Selling, general and
   administrative expenses                      159,687       22.8%         73,609       21.3%
Goodwill amortization                             5,299        0.7%          3,135        0.9%
Integration charge                                   40        0.0%              -        0.0%
                                           ----------------------------------------------------
Income from operations                           15,769        2.3%         18,347        5.3%
Interest expense                               (12,337)      (1.8)%        (3,857)      (1.1)%
Interest income                                   1,613        0.2%          1,353        0.4%
Other income                                        516        0.1%            468        0.1%
                                           ----------------------------------------------------
Income before income taxes and minority
   interest                                       5,561        0.8%         16,311        4.7%
Provision for income taxes                        5,305        0.8%          7,315        2.1%
                                           ----------------------------------------------------
Income before minority interest
                                                    256        0.0%          8,996        2.6%
Minority interest                                    12        0.0%              -        0.0%
                                           ----------------------------------------------------

Net income                                         $268        0.0%         $8,996        2.6%
                                           ====================================================

Net income per share:
Basic                                      $       0.02               $       0.65
Diluted                                    $       0.02               $       0.63

Shares used in computing net
income per share:
Basic                                            16,331                     13,846
Diluted                                          16,545                     14,198



Results of Operations
---------------------

Nine months ended September 30, 1999 compared to nine months ended September 30, 1998

     Net Revenues. Net revenues for the nine months ended September 30, 1999 were $699.8 million. Revenues increased from $345.1 million in the same period last year. This increase was primarily due to the acquisition of the International Division which was completed during the fourth quarter of 1998 coupled with the impact in 1999 of a full nine months of operations of the January 1998 Class, and April 1998 Class, and July 1998 Class of acquisitions. Revenues for the North America Division were $437.9 million, or 62.6% of the consolidated revenues and revenues for the International Division were $261.9 million, or 37.4% of the consolidated revenues. Revenues for the International Division consisted primarily of revenues from Germany, the Netherlands, Italy

                         U.S.A. FLORAL PRODUCTS, INC.

                       (dollars and shares in thousands)

and Japan. In 1998, all revenues were generated by the North America Division since there was no International Division during the first nine months of 1998. The Company experienced a reduction in revenues for the nine months ended September 30, 1999, due primarily to the following: Industry wide North American import demand from South America was weak for the first two months of 1999 as compared to the same period in 1998, particularly since Valentine's Day fell on a Sunday of a Holiday weekend. The industry experienced declines in average unit sales prices in major product categories in the second quarter ranging from 20% to 65% as compared to the same period in 1998 as a result of over supplied markets. Industry wide Dutch exports were down approximately 10% for the first two months of 1999, as compared to the same period in 1998 and average unit sales prices fell approximately 10% from the prior year. The Company derives about 40% of its revenue internationally, primarily from Europe, and estimates that the stronger U.S. dollar versus the Euro negatively impacted reported international revenues by approximately 5%.

     Gross margin. Gross margin for the nine months ended September 30, 1999 and 1998 were $180.8 million (including approximately $2.2 million from the final determination of antidumping duties) and $95.1 million, respectively. Gross margin as a percentage of net revenue were 25.8% (25.5% excluding the effect of the final determination of antidumping duties), for the nine months ended September 30, 1999 and 27.5% for the nine months ended September 30, 1998. The decline in the gross margin is mainly attributable to the inclusion of the International Division in 1999. The International Division historically operates at a lower gross margin and therefore, reduces the consolidated gross margin of the Company. For the nine months ended September 30, 1999, the gross margin of the International Division was 22.3%. The North America Division gross margin was 27.9% (27.4%, excluding the effect of the final determination of antidumping duties) for the nine months ended September 30, 1999 as compared to 27.5% for the same period last year.

     Selling, General and Administrative. Selling, general and administrative expenses were $159.7 million in the nine months ended September 30, 1999, or 22.8% of net revenues and $73.6 million in the nine months ended September 30, 1998, or 21.3% of net revenues. The increase in the 1999 nine months selling, general and administrative expense is primarily the result of the acquisition of 18 floral businesses in 1998 and an increase in selling expenses associated with higher revenues in the North America West Coast Bouquet operations; an increase in expenses associated with building an infrastructure for a publicly held multi-national corporation; start-up cost associated with the Company's Blytheville, AK operations and Interactive Services Division; and Year 2000 remediation and system conversion costs.

     Income from operations. Income from operations was $15.8 million, or 2.3% of net revenues, for the nine months ended September 30, 1999 and $18.3 million or 5.3% of net revenues for the nine months ended September 30, 1998.

     Interest expense. For the nine months ended September 30, 1999, interest expense was approximately $12.3 million as compared to $3.9 million for the nine months ended September 30, 1998 an increase of $8.5 million. The increase in interest expense is primarily the result of borrowings used to fund the cash

                         U.S.A. FLORAL PRODUCTS, INC.

                       (dollars and shares in thousands)


portion of the total consideration for the acquisition of the 18 floral businesses completed during 1998. The Company's average borrowing rate for the nine month period ending September 30, 1999 was 8.3%, based on the Company's weighted average outstanding debt balance.

     Provision for income taxes. The provision for income taxes was $5.3 million for the nine months ended September 30, 1999 on pre-tax income of $5.6 million and $7.3 million for the nine months ended September 30, 1998 on pre-tax income of $16.3 million. The 1999 and 1998 effective income tax rate of 95.4% and 44.8%, respectively, are higher than the statutory rate primarily due to the non-deductibility of certain goodwill amortization. The increase in the effective tax rate in 1999 is primarily the result of substantially lower income before provision for taxes in 1999 as compared to 1998. The effect of the non-deductibility of certain goodwill amortization is much more pronounced with the lower base of income before provision for taxes.

     Net income. As a result of the factors discussed above, the Company had net income of $0.27 million for the nine months ended September 30, 1999, or $0.02 per basic and diluted share. The Company had net income of $9.0 million for the nine months ended September 30, 1998, or $0.65 per basic share and $0.63 per diluted share.


Liquidity and Capital Resources
-------------------------------

     Historical. Historically, the Company's primary sources of liquidity have been cash from operations and borrowings under our credit facility. The Company's principal uses of liquidity will be to provide working capital, to meet debt service requirements and finance the Company's strategic plans. For fiscal 1998, quarterly net pro forma revenues as a percentage of total pro forma revenues were approximately 29%, 27%, 20%, and 24%, respectively, for the first through fourth quarters of the fiscal year on a pro forma basis. In addition, for fiscal 1998 quarterly income from operations as a percentage of revenue for the fiscal year 1998 were approximately 5%, 4%, (0)%, and 1.6%, respectively for the first through fourth quarters of the fiscal year. The Company's need for cash has historically been greater in its first and second quarters when cash generated from operating activities coupled with draw-downs from bank lines have been invested in receivables and to a lesser extent inventories. The Company experiences higher levels of sales in the first two quarters of the year due to the traditional flower giving holidays, Valentine's Day in February and Mother's Day in May. For the first nine months in 1999 the Company used $15.7 million cash on hand and $1.4 million in proceeds from borrowings to invest $9.5 million in capital expenditures, pay $7.5 million in earnout arrangements, and fund working capital for operating activities.

     In the nine months ended September 30, 1999, operating activities used $3.4 million of net cash compared to $9.0 million of cash provided from operations in the same period last year. The decrease is principally attributable to $8.7 million lower net income and $11.9 million increase in the use of cash for working capital and other assets and liabilities partially offset by $8.2 million increase in non-cash expenses (such as depreciation and goodwill amortization). The use of cash for working capital purposes in the 1999 nine months compared unfavorably to the 1998 nine months due principally to the

                         U.S.A. FLORAL PRODUCTS, INC.

                       (dollars and shares in thousands)

acquisition of 10 floral business. As a result of the acquisition of 10 floral businesses the Company's investment in working capital, particularly accounts payable, accrued expenses, and inventory at September 30, 1999 increased significantly over the same period last year.

     Our capital expenditures for the nine months ended September 30, 1999 were approximately $9.5 million. Although we currently do not have any commitments to make significant capital expenditures, we expect to spend approximately $8 million for capital expenditures in the next twelve months in the normal course of business.

     Financing. Our existing credit agreement is with a syndicate of lenders for which Bankers Trust Company serves as agent (the "Credit Agreement"). Pursuant to the terms of the Credit Agreement, the amount of our revolving credit facility were increased to $200 million, of which the sub-limit for permitted acquisitions is $180 million and the sub-limit for working capital purposes and letters of credit is $20 million. In addition, of the $200 million in revolving credit facilities, up to $15 million has been designated to be a revolving loan which is available to certain of our foreign subsidiaries in either Deutsche Marks or Guilders. Further, a new $50 million, Deutsche Mark denominated term loan was created as an additional source of borrowings in excess of the $200 million revolving credit facility. Borrowings under the revolving credit facility bear interest, at our option, at (a) Bankers Trust Company's base rate plus an applicable margin of up to 1.25% or (b) a Eurodollar rate plus an applicable margin of up to 2.50%. Borrowings under the term loan bear interest at the inter-bank rate for Deutsche Marks plus an applicable margin of up to 2.50%. For the execution of the Amended Credit Agreement the Company paid on closing a financing fee of approximately $3.6 million, which has been deferred and is being amortized over the term of the Credit Agreement. In addition, a commitment fee of up to 0.50% is being charged on the unused portion of the revolving credit facility on a quarterly basis. Both the revolving credit facilities and the term loan mature five years from the closing date. At September 30, 1999 outstanding borrowings under our Credit Agreement aggregated $194.5 million. The Company does not have any required repayments of term loans until December 31, 2000.

     As of September 30, 1999, the Company was in compliance with all applicable financial covenants, except the leverage ratio. Pursuant to the terms of the Credit Agreement, non-compliance with one or more financial covenants provides for the lenders to terminate the commitment and declare the principal balance and any accrued interest on all loans and obligations immediately due and payable. The Company obtained a waiver letter through December 31, 1999 from the Bank with respect to the non-compliance under the Amended Credit Agreement. The Company is currently discussing the amendment of the financial covenants under the Amended Credit Agreement with the bank. There can be no assurance that any such amendment will be available on terms favorable to the Company.

     In the event the bank group amends the financial covenants under the Amended Credit Agreement, the Company believes that funds generated from operations, together with borrowings under the Credit Agreement, should be sufficient to finance our current operations and planned capital expenditure requirements for

                         U.S.A. FLORAL PRODUCTS, INC.

                       (dollars and shares in thousands)

at least the next twelve months; thereafter, the Company does not believe that a need for cash would exceed anticipated sources of cash from operations and from the credit facility currently in place.

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

     The initial phase of the Year 2000 compliance project included the evaluation of all software, hardware and equipment we owned or licensed, and identification of those systems and equipment requiring Year 2000 remediation. Analysis of all material software and hardware has been completed and of those systems requiring remediation or replacement, approximately 90% (or 94% of all system users) have already been replaced by Year 2000 compliant hardware and software. We anticipate that all remaining material systems will be remediated or replaced by November 1999.

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

                         U.S.A. FLORAL PRODUCTS, INC.

                       (dollars and shares in thousands)

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

                                        U.S.A. FLORAL PRODUCTS, INC.

Date: November 15, 1999                   By:    /s/ W. Michael Kipphut
                                        ------------------------------------
                                        W. Michael Kipphut,
                                        Chief Financial Officer