Form 10-K
period 1999-12-31
U S A FLORAL PRODUCTS INC
filed 2000-03-30
CIK 1043438

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                   FOR ANNUAL AND TRANSITION REPORTS PURSUANT
         TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 1999
                                       OR

   [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

   For the transition period from             to
                                  -----------    ------------

                        Commission file number 000-23121

                          U.S.A. FLORAL PRODUCTS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                                    Delaware
         (State or Other Jurisdiction of Incorporation or Organization)

                      1025 Thomas Jefferson Street, N.W.,
                        Suite 300 East, Washington, D.C.
                    (Address of Principal Executive Offices)

                                   52-2030697
                      (I.R.S. Employer Identification No.)

                                     20007
                                   (Zip Code)

Registrant's telephone number, including area code: (202) 333-0800

Securities registered pursuant to Section 12(b) of the Act:

   Title of Each Class            Name of Each Exchange on Which Registered
--------------------------  -----------------------------------------------------
           None                                Not applicable

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.001 per share
                                (Title of Class)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes     No
                                               ----   ----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]

  As of March 29, 2000, the aggregate market value of voting common stock held by non-affiliates of the registrant, based upon the last reported sale price for the registrant's Common Stock on the Nasdaq National Market on such date, was $ 24,390,473 (calculated by excluding shares owned beneficially by directors and executive officers as a group from total outstanding shares solely for the purpose of this response).

  The number of shares of the registrant's Common Stock outstanding as of the close of business on March 30, 2000 was 16,443,614.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain portions of the definitive Proxy Statement of U.S.A. Floral Products, Inc. to be used in connection with the 2000 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein, the Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.

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


Overview

  USA Floral is the largest integrated distributor of floral products in the world. We are organized into two divisions, an International Division and a North American Division. Within each of these divisions, we have three reportable operating segments: Importing/Exporting, Wholesale Distribution and Bouquet Manufacturing. For revenue, income and asset information about each of these segments, see our Consolidated Financial Statements included elsewhere in this Form 10-K.

  Through these divisions, we:

  . import, export and distribute floral products and floral-related hardgoods;

  . engage in brokerage and shipping services for wholesale distributors of both international and domestic cut flowers;

  . provide traditional and Internet floral fulfillment services to non-store retailers; and

  . provide in-store merchandising services to certain supermarkets and mass-market retailers.

  Increasingly, we provide higher value-added services including bouquet and arrangement making, product branding, marketing support to retailers and freshness dating. Our customers are retail florists, supermarkets, other mass-market retailers and Internet and catalog retailers, as well as wholesale distributors and bouquet and arrangement makers. We do not own or operate growing operations or retail florists. We operate from 102 facilities in 18 countries located on five continents. Our revenues for the year ended December 31, 1999 were approximately $924.8 million, and our operating income was approximately $13.8 million.


Industry Overview

  The worldwide floriculture industry, which, according to industry statistics, had total revenues at the retail level of approximately $60.0 billion in 1998 (compared to less than $45.0 billion in 1990), produces, distributes and markets fresh-cut flowers and greens, potted plants and floral-related hardgoods, such as vases, glassware, foam and other supplies. Industry participants include growers, retailers and distributors. Distributors include importers, exporters, wholesale distributors and bouquet companies. Distributors move flowers from growing regions throughout the United States and in countries around the world to retail florists, supermarkets, discount stores and other mass-market retailers, and Internet and catalog retailers; USA Floral is a distributor.

  World per-capita consumption of fresh-cut flowers varies widely by country, according to statistics published by the Flower Council of Holland. In 1998, Switzerland's per-capita consumption of flowers was $85, the highest in the world. While the United States per-capita consumption grew from $20 in 1990 to $25 in 1998, U.S. consumption is significantly lower than that of most European and developed Asian countries. We believe that the shorter distribution channels, especially in Europe, results in fresher, longer-lasting products, which in turn significantly contributes to the higher per-capita consumption.

  Fresh flowers are grown commercially at farms in most countries around the world. The three primary consumption markets for floral products in the world are Europe, North America and Japan. Principal sources of worldwide supply are growers in Colombia and Ecuador in South America, Holland in Europe, Africa, the Middle East, and to a lesser extent Australia and New Zealand in the Pacific Rim. Holland, however, is by far the largest supplier of floral products in the world. South America is the predominant source of supply for flowers imported into the United States. Domestic sources of supply include growing operations in Florida, California and the Pacific Northwest, as well as Hawaii for tropical varieties. The principal international source of supply is flower auctions which are located primarily in Holland. The majority of flowers sold at the flower auctions are grown in Holland by small, family-owned businesses. While a limited number of growers operate large, integrated growing operations, both international and domestic growers are typically small businesses operating in a highly fragmented environment. USA Floral is not a grower.


Distribution Channels

  In the North American market, flowers grown abroad arrive at United States ports of entry, principally Miami, Florida, by air each day. Flowers imported into the United States including all types, but primarily consist of roses, carnations and chrysanthemums, each of which is imported in a number of varieties. Importers of floral products, including USA Floral, receive these flowers, generally on consignment, and facilitate their passage through United States customs inspection and clearance procedures. Typically, flowers spend one or two days in customs clearance.

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

  The distribution channel in the floriculture industry is highly fragmented and consists mainly of small, family-owned firms that operate from a single location or from a small number of outlets in a single region. While floral products have historically been sold at retail through a large number of traditional florists, who continue to serve the majority of consumers, we believe, based upon the experience of our management, that changes in consumer buying habits are causing more consumers to seek floral products from mass-market retailers such as supermarkets, discount retailers and chain stores. We believe that sales in the United States retail segment of the floriculture industry exceeded $15 billion in 1998, and that almost half of retail sales in the United States and 15% of international retail sales were generated by mass-market retailers. We believe that the growing consumer preference for more convenient floral products retailers, together with the potential efficiencies to be achieved from operating floral products businesses on a large scale, provide an attractive opportunity for us to continue to build an integrated floral products distributor that can serve the growing mass-market while continuing to meet the needs of the traditional florists for high quality products and services.

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

  Experienced Management.   Our senior management team has extensive experience
in the floral distribution industry, the integration of businesses and the distribution of products to retailers. Our new Chief Executive Officer, Michael Broomfield, was hired January 3, 2000 and was previously the Chief Operating Officer for Giant Foods Inc., a supermarket distribution company owned by Koninklijke Ahold NV. Dwight Ferguson, our President and Chief Operating Officer, was formerly the President and Chief Operating Officer of Florimex Worldwide Inc. ("Florimex"), an international importer, exporter and wholesale distributor of fresh-cut flowers which we acquired on September 30, 1998. Prior to joining Florimex, Mr. Ferguson was a division vice president at Chiquita Brands International with responsibility for sales, marketing and operations in the southern United States. Mr. Robert Poirier, our former Chairman, President and Chief Executive Officer, resigned on March 1, 2000.

  International Presence. We operate as importers, exporters, wholesale distributors and bouquet companies throughout Europe and Asia. We have sourcing and export facilities in Holland, Colombia, Ecuador and South Africa. Our significant international presence gives us access to the worldwide production of flowers and floral products and the opportunity for our domestic operations to purchase flowers from our international operations.


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

  Focus on Mass-Market Opportunities.   The growth in flower sales by mass-
market retailers and supermarkets has significantly exceeded the growth of flower sales generally. Mass-market flower sales have increased to almost 50% of total flower sales in the United States in 1998 from 31% in the mid 1980s. We believe that our national presence will increase our opportunities to be the distributor of choice for national mass-market retailers. We plan to leverage our national presence and our local distribution capabilities, in-store floral management initiatives and customer service to become the preferred provider of floral products to mass-market retailers, discount stores and supermarkets. With our acquisition of Florimex and its operating subsidiary, Sierafor B.V., we have expanded our international bouquet and arrangement making and distribution business, and we believe we are well-positioned to participate in the anticipated growth of European and Asian mass-market flower sales. Although per-capita consumption of floral products in Europe and Asia is greater than per-capita consumption in the United States, at present, approximately 15% of total flower sales in Europe and less than 10% of total flower sales in Asia are sold through the mass market.

  Pursue Internet Fulfillment Initiative.   Through our Internet Fulfillment
Department, we will offer expanded Internet-based services to our traditional and non-traditional customers. We plan to offer a comprehensive line of bulk floral products from our International and North American Divisions, utilizing the Internet and e-commerce to streamline the distribution channel and provide better customer service. We also plan to offer non-traditional customers that choose to ship direct to consumers via next day delivery services a complete line of floral products, packaging, shipping and fulfillment services. As more consumers turn to the Internet for retail and gift purchases, we believe we are well-positioned to provide fulfillment services to a wide range of on-line retailers that service this demand.

  Improve Operating Margins.   As we seek to streamline the distribution
channel, we plan to continue to integrate our operations and eliminate costs. Our North American operations attempt to minimize the risk of spoilage at the import level, and thereby improve operating margins, by purchasing the majority of floral products from growers on a consignment basis. We believe that over time we will be able to develop and market high value-added products and services, such as branded bouquets specifically identified with quality and consistency. To a limited extent, our subsidiary companies have been suppliers to and customers of each other. We expect these relationships to continue to increase as our domestic operations now have the opportunity to purchase flowers from our international operations as well. We expect intercompany purchases to improve our operating margins.

International Operations

  Our International division, commonly referred to as Florimex, operates through approximately 47 offices located in countries throughout the world, including Austria, China, Colombia, the Czech Republic, Ecuador, France, Germany, Holland, Italy, Japan, Poland, South Africa, Spain, Sweden, Switzerland, and the United Kingdom. Florimex buys flowers from sources throughout the world and transports them, typically by air, to distribution facilities for resale to wholesale distributors and retailers. Florimex imports flowers through 47 locations covering all major floral consumption markets. Florimex conducts export operations primarily through one of its operating subsidiaries, Baardse B.V., which is Holland's third largest cut flower export company. Baardse B.V. is headquartered in Aalsmeer, Holland, at the site of the world's largest flower auction facilities. In addition to the Aalsmeer auction, Florimex routinely acquires flowers from all principal Dutch flower auctions. Florimex's exporting operations sell and ship products directly to other USA Floral subsidiaries as well as to other wholesale distributors and bouquet companies. Florimex conducts wholesale operations throughout Europe from its headquarters in Nuremberg, Germany and Prague, Czech Republic.

  Florimex provides the Company with certain strategic benefits, including:

  .   a significant international presence in the floral products industry;

  .   multiple sourcing operations located throughout the world;

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

  . opportunities to capitalize on the existence of international flower-giving holidays such as All Saint's Day that fall in the fourth quarter and thereby decrease our reliance upon sales of floral products in the first and second quarter; and

  .   a significant presence at the world's largest flower auctions.

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

  Importing.   We import a large array of fresh flowers, including roses, carnations and chrysanthemums, from abroad, principally from Colombia and Ecuador in South America, Holland in Europe, Africa, the Middle East, and to a lesser extent Australia and New Zealand in the Pacific Rim. Most of the flowers we import into the United States arrive at the U.S. port of entry in Miami, Florida. Our domestic importers assist in clearing shipments through United States customs, transferring the flowers to our facilities for pre-cooling and then acting as intermediaries to link the available flowers with the needs of wholesale distributors and bouquet companies throughout the country.

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


Internet Commerce

  We believe we are well-positioned to provide fulfillment services to on-line retailers of floral products with our bouquet making operations in Miami, FL. Internet retailers, who have the capacity to market flowers directly to customers, do not have the capabilities necessary to buy the flowers and distribute them to the consumer. We, however, have the ability to privately label, repackage and distribute floral products, along with other giftable products, on behalf of these Internet retailers. Through our Internet Fulfillment department, we offer a comprehensive line of floral products, packaging, shipping and fulfillment services to a wide range of on-line retailers. We also have the ability to work with and assist on-line retailers in implementing electronic data interchange transaction sets to enable us to accept, process and distribute orders in an efficient manner.


Sources of Supply

  Principal sources of our supply are growers in Colombia and Ecuador in South America, Holland in Europe, Africa, Israel, and to a lesser extent Australia and New Zealand in the Pacific Rim. We have had increased access to flowers grown throughout the world through our acquisition of Florimex. The International division has created an opportunity for our domestic importers and wholesale distributors to buy flowers from our own exporters and preferred suppliers around the world. Such intercompany purchases should improve our operating margins.

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

Customers

  We have thousands of customers, consisting of other wholesale distributors and bouquet companies, traditional florists, mass-market retailers and Internet and catalog retailers. Certain other participants in the floriculture industry, including wire services such as FTD and order aggregators such as 1-800-FLOWERS (both of which rely upon traditional retail florists to fulfill their orders), are also indirect customers for our products through the demand that their orders generate at retail florists. We generally do not enter into long-term sales contracts with our customers. We typically use purchase orders and other sales documentation that apply only to the specific sale. No single customer accounted for more than 5% of our actual 1999 revenues. To a limited extent, our subsidiary companies have historically been suppliers to and customers of each other; we expect that these relationships will continue in the future and may expand.


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


Employees

  As of March 30, 2000, we employed approximately 3,700 people. We believe that our relations with our employees are satisfactory.


Factors Affecting Our Prospects

  Our prospects may be affected by a number of factors, including the matters discussed below:


 Risks Related to Our Internal Growth Strategy

  Key elements of our growth strategy is to be more profitable and to continue to expand our net revenues. Our ability to increase net revenues will be affected by many factors, including:

  .   demand for, and pricing and availability of, floral products;

  .   prices and demand for our floral products;

  .   our ability to expand the range of products and services offered;

  . the continued growth in flower sales by mass-market retailers and supermarkets;

  .   implementation of our Internet fulfillment initiative;

  .   our ability to successfully enter new markets; and

  .   availability of sufficient capital to meet our internal growth strategy.

  Some of these factors are beyond our control, and our strategies may not be successful, or we may be unable to generate cash flows adequate for our operations and to support internal growth. Our Internet fulfillment initiative is still in its infancy. Our programs with Internet retailers may not be successful for several reasons, including:

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


 Risks Associated with Our International Sales and Operations

  We operate as importers, exporters, wholesale distributors and bouquet companies throughout Europe and Asia. International operations are subject to certain inherent risks, including:

  .   impact of recessions in economies outside the United States;

  .   prices and demand for our floral products;

  .   cost of enforcement of contractual obligations;

  . difficulties and costs of managing international and decentralized operations;

  .   limited protection for intellectual property rights in some countries;

  .   currency exchange rate fluctuations;

  .   political and economic instability;

  .   availability of sufficient capital; and

  .   potentially adverse tax consequences.

  In addition to dollars, our international revenues are denominated in local currencies, predominately the Euro. We currently engage in limited currency hedging activities for the purpose of hedging payments and receipts of foreign currencies related to the purchase and sale of goods overseas. Future fluctuations in currency exchange rates may adversely affect our revenues and operating income from international sales.


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


 Dependence on Key Personnel

  We believe our success will depend upon the efforts and abilities of Michael
W. Broomfield, our Chief Executive Officer, Dwight Ferguson, our President, Chief Operating Officer and President of the International Division, the other members of our management team and senior management of our operating subsidiaries. While we have entered into employment agreements with Mr. Broomfield, Mr. Ferguson, other executive officers and senior management of our operating subsidiaries, we cannot assure that such individuals will remain with us throughout the terms of the agreements or thereafter. If we lose the services of one or more of these key employees before we are able to attract and retain qualified replacement personnel, our business could be adversely affected.


 Amortization of Intangible Assets

  Approximately $267.6 million, or 55.0%, of our total assets as of December 31, 1999 consists of goodwill. Goodwill is an intangible asset that represents the difference between the aggregate purchase price for the net assets we have acquired and the fair value of such assets. We are required to amortize the goodwill from our acquisitions of our operating subsidiaries over a period of time, with the amount amortized in a particular period constituting an expense that reduces our net income for that period. In most cases, however, the amount amortized will not give rise to a deduction for tax purposes. In addition, we will be required to amortize the goodwill, if any, from any future acquisitions. A reduction in net income resulting from the amortization of goodwill may have an adverse impact upon the market price of our common stock.


 Risks Associated with Imported Products; Anti-dumping Liability

  The majority of the perishable floral products that we distribute are of foreign origin. These products are imported from suppliers located in more than 60 countries on five continents. We import fresh flowers, including roses, carnations and chrysanthemums, from abroad, principally from Colombia and Ecuador in South America, Holland in Europe, Africa, Israel, and to a lesser extent Australia and New Zealand in the Pacific Rim. Civil or political unrest in any of these countries could impact our ability to obtain floral products at periods of peak demand or to obtain products at favorable prices. We are subject to foreign currency exchange rate risk to the extent that our purchases are denominated in currencies other than the currency in which the products will be resold. We are also subject to the import and export restrictions of various jurisdictions and are dependent to some extent upon general economic conditions in and political relations with a number of foreign countries. Although such restrictions and conditions have not had a material impact on our operations to date, there can be no assurance that such restrictions and conditions will not have a material adverse effect on our business, financial condition, results of operations and cash flows.

  As importers of perishable floral products, we were previously subject to the imposition of anti-dumping duties. "Dumping" occured when importers sold flowers in the United States at prices below the flowers' home market value. The U.S. Commerce Department ("DOC") investigated claims of dumping made by domestic growers and if the DOC determined that a farm sold flowers to a U.S. importer for a price less than the home market value, it imposed an anti-dumping duty upon the importer. The DOC previously conducted anti-dumping reviews related to the sales of certain flowers imported from South America. The DOC has undertaken eleven reviews, the most recent being for the period ended February 28, 1998.
On May 20, 1999, a settlement was reached whereby all open review periods through February 28, 1997 (periods 5, 6, 7, 9 and 10) were finalized at the cash deposit rate. That is, the Company did not owe any additional antidumping duties ("ADD") for those periods. On July 20, 1999, the DOC revoked the Antidumping Order on fresh cut flowers from Colombia retroactive to March 1, 1997, the beginning of period 11. Further, the DOC stated that, as a result of the retroactive revocation, the DOC has terminated its reviews of periods 11 and 12 and that the DOC intends to refund any ADD collected on or after March 1, 1997. Therefore, as a result of the final determinations by the DOC regarding open review periods and the DOC's retroactive revocation of the Antidumping Order, the Company has no liability for antidumping at the end of 1999. The U.S. Commerce Department may initiate additional reviews at any time, and duties may be imposed on sales of flowers for which our importers have not maintained accruals.


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


 Potential Conflicts of Interest

  We are subject to risks associated with potential conflicts of interest that may arise out of the interrelationships among certain of our directors or officers of our operating subsidiaries and related third-party entities with which the operating subsidiaries conduct business transactions. John T. Dickinson, former president of our American Florist Supply, Inc. operating subsidiary ("American Florist"), current president of our North American Wholesale division, and a former director, has an ownership interest in a rose farm, Meadow Flowers, located in Ecuador, from which American Florist purchases roses. Jeffrey E. Brothers, former president of our Monterey Bay Bouquet, Inc. operating subsidiary ("Monterey Bay"), former president of our West Coast Bouquet operations in North America, and a former director, has a 50% interest in Brothers Floral Associates, a vendor to Monterey Bay. Mr. Brothers resigned from the Company effective February 29, 2000. Other such ownership interests and potential conflicts may arise.

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


 Potential Influence of Executive Officers and Directors

  As of March 30, 2000, our executive officers and directors beneficially owned an aggregate of approximately 19.5% of the outstanding shares of our common stock. Accordingly, if our executive officers and directors act together, they may be able to exercise significant control over the election of directors and matters requiring the approval of our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company and thus adversely affect the market price of our common stock.


 Shares Eligible for Future Sale

  As of March 30, 2000, 16,443,614 shares of our common stock were outstanding. The 5,750,000 shares we sold in our initial public offering ("IPO") are freely tradeable without restriction or further registration under the Securities Act of 1933, as amended (the "Securities Act"), unless acquired by an "affiliate" of ours, as that term is defined in Rule 144 promulgated under the Securities Act ("Rule 144"); shares held by affiliates will be subject to resale limitations of Rule 144. Further, all of the 4,162,984 shares of common stock issued to our co-founders and initial investors and to the stockholders of our founding operating subsidiaries are currently available for resale, subject to compliance with Rule 144. Of such 4,162,984 shares, 2,100,000 may be included in certain registration statements that may be filed by us, in accordance with piggyback registration rights granted to Messrs. Ledecky and Poirier, our co-founders. Further, 2,083,590 shares of our common stock are issuable upon the exercise of stock options that have been granted as of the date of this Form 10-K, of which options to purchase 715,265 shares are currently exercisable. We have filed a registration statement on Form S-8 to register the issuance of our shares of common stock issuable upon the exercise of certain of such options. In addition, we have filed a registration statement on Form S-1 to register the issuance of 12,500,000 shares from time to time in connection with merger or acquisition transactions entered into by us; since our IPO, we have issued approximately 6,953,140 of these shares to non-affiliates in connection with the acquisitions of our operating subsidiaries. These shares may be sold in accordance with the provisions of Rule 145 promulgated under the Securities Act subject to contractual lock-up periods contained in the acquisition agreements for the acquisitions of our operating subsidiaries subsequent to our IPO. The 5,546,860 shares of common stock which remain available to be offered under that registration statement generally will be freely tradeable after their issuance by persons not affiliated with USA Floral, subject to compliance with Rule 145 under the Securities Act and any contractual lock-up restrictions. Sales, or the availability for sale, of substantial amounts of our common stock in the public market could adversely affect prevailing market prices and our ability to raise equity capital and to complete acquisitions in which all or a portion of the consideration is our common stock.


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

 Year 2000 Issue

  The Year 2000 Issue arises because certain computer programs were written using two digits rather than four digits to define the applicable year. These programs may not be able to process date information from and after January 1, 2000, or between years ending prior to December 31, 1999 and years commencing on or after January 1, 2000. For example, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices or engage in similar ordinary business activities. We determined that we were required to modify or replace significant portions of our software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. We believed that with these modifications or replacements of existing software and certain hardware, we mitigated the Year 2000 Issue. However, even if our plan to address the Year 2000 Issue is fully implemented, known or unknown Year 2000 Issues may have a material adverse effect on our business, financial condition, results of operations and cash flows. To date, USAFP achieved the rollover to the new millennium without experiencing any significant Year 2000 related issues.


Executive Officers of the Registrant

  The following table sets forth certain information concerning each of the executive officers of the Company as of March 30, 2000:

Name                         Age   Position with the Company
----                         ---   -------------------------
Michael W. Broomfield.....     58  Chief Executive Officer
Dwight Ferguson...........     43  President / Chief Operating Officer/President of International Division
G. Andrew Cooke..........      37  Interim Chief Financial Officer / Vice President of Finance and Controller

  Michael W. Broomfield was hired as the Chief Executive Officer on January 3, 2000, and was previously the Chief Operating Officer for Giant Foods Inc., a supermarket distribution company owned by Koninklijke Ahold NV.

  Dwight Ferguson has been appointed as the President and Chief Operating Officer on March 24, 2000. He also serves as our President of our International Division effective October 1, 1998, the date we acquired Florimex. For five years prior to joining USA Floral, Mr. Ferguson was employed with Florimex Worldwide GmbH, most recently as President and Chief Operating Officer.

  G. Andrew Cooke is our interim Chief Financial Officer and has been our Vice President of Finance and Controller since January, 1998. For 12 years prior to January, 1998, Mr. Cooke was an employee of Price Waterhouse, most recently as a senior manager in the Washington, D.C. office.


Item 2.   Properties

  Our corporate offices are located in leased space in Washington, D.C. at 1025 Thomas Jefferson Street, N.W., Suite 300 East, Washington, D.C. 20007. The telephone number of our principal executive offices is (202) 333-0800.

  In addition to our corporate offices, we either lease or own distribution, sales and bouquet making facilities in 26 states and 18 countries.

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

                                    PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters


Market for Our Common Stock

  Our common stock has been trading publicly on the Nasdaq National Market under the symbol "ROSI" since October 10, 1997. On March 29, 2000, the last sale price of our common stock was $1.531 per share. As of March 30, 2000, there were approximately 543 holders of record of our common stock. The following table sets forth the range of high and low bid prices for our common stock for the periods indicated. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                                     High        Low
                                                                   ---------  ---------
1997
  Fourth Quarter (October 10, 1997 to December 31, 1997).........    $21.000    $13.000
1998
  First Quarter..................................................    $24.563    $15.125
  Second Quarter.................................................    $23.813    $15.125
  Third Quarter..................................................    $19.313    $ 5.813
  Fourth Quarter.................................................    $12.563    $ 4.875
1999
  First Quarter..................................................    $17.625    $ 5.500
  Second Quarter.................................................    $ 8.063    $ 6.125
  Third Quarter..................................................    $ 7.500    $ 1.438
  Fourth Quarter.................................................    $ 4.375    $ 1.938
2000
  First Quarter (January 1, 2000 to March 29, 2000)..............    $ 3.031    $ 0.750

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


Recent Sales of Unregistered Securities

  None

Item 6.   Selected Financial Data

     We acquired eight U.S. businesses in the floral industry (the "Founding Companies") simultaneously with our IPO in October 1997. Since that time, we acquired six U.S. businesses in January 1998 (the "January 1998 Class"), eight businesses in April 1998 (the "April 1998 Class") and nine businesses in July 1998 (the "July 1998 Class"), and on October 1, 1998 acquired the businesses of Florimex (the acquisitions of the Founding Companies, the January 1998 Class, the April 1998, the July 1998 Class and Florimex are referred to collectively as the "Acquisitions"). The selected data (actual) include the results of operations of USA Floral and the Founding Companies, the January 1998 Class, the April 1998 Class, the July 1998 Class and Florimex subsequent to their acquisitions. The 1998 pro forma data presents our combined results of operations as if the 1998 acquisitions had occured on January 1, 1998. The pro forma amounts give effect to certain adjustments, including amortization of intangible assets, interest expense on incremental financing, reduction in salary, bonuses and benefits in connection with the 1998 acquisitions.




                                             April 22, 1997            Year                   Year
                                                 Through               Ended                 Ended                Year Ended
                                             December 31, 1997    December 31, 1998    December 31, 1998      December 31, 1999
                                                 (Actual)             (Actual)             (Pro Forma)              (Actual)
                                          ---------------------  -------------------  --------------------    -------------------
                                                                                (in thousands except per share data)
Statement of Operations:
Net revenue..............................  $37,380     100.0%   $589,034      100.0%   $999,793      100.0%  $924,847        100.0%
Cost of sales............................   26,685      71.4%    429,012       72.8%    758,744       75.9%   686,659         74.2%
                                           -------     -----    --------      -----    --------      -----   --------        -----
Gross margin.............................   10,695      28.6%    160,022       27.2%    241,049       24.1%   238,188         25.8%
Selling, general and administrative
  expenses...............................    9,791      26.2%    129,551       22.0%    198,157       19.8%   218,058         23.6%
Goodwill amortization....................      275       0.7%      4,768        0.8%      6,755        0.7%     7,086          0.8%
Integration charges (credits)............       --       0.0%      3,361        0.6%      6,333        0.6%      (712)       (0.1)%
Write-off of deferred financing fees.....       --       0.0%      1,606        0.3%         --        0.0%        --          0.0%
                                           -------     -----    --------      -----    --------      -----   --------        -----
Income from operations...................      629       1.7%     20,736        3.5%     29,804        3.0%    13,756          1.5%
Interest expense.........................       (8)      0.0%     (8,040)     (1.4)%    (16,054)     (1.6)%   (16,088)       (1.7)%
Interest income..........................      248       0.7%      1,883        0.3%      2,627        0.2%     1,922          0.2%
Other income.............................       37       0.0%        449        0.1%        988        0.1%       375          0.0%
                                           -------     -----    --------      -----    --------      -----   --------        -----
Income (loss) before income taxes
  and minority interest..................      906       2.4%     15,028        2.5%     17,365        1.7%       (35)         0.0%
Provision for income taxes...............      490       1.3%      7,255        1.2%      8,095        0.8%     3,013          0.3%
                                           -------     -----    --------      -----    --------      -----   --------        -----
Income (loss) before minority interest...      416       1.1%      7,773        1.3%      9,270        0.9%    (3,048)       (0.3)%
Minority interest........................       --       0.0%        (30)       0.0%        (78)       0.0%       (18)         0.0%
                                           -------     -----    --------      -----    --------      -----   --------        -----
Net (loss) income........................  $   416       1.1%   $  7,743        1.3%   $  9,192        0.9%  $ (3,066)       (0.3)%
                                           -------     -----    --------      -----    --------      -----   --------        -----
Net income (loss) per share:
  Basic..................................  $  0.09              $   0.54               $   0.58              $  (0.19)
  Diluted................................  $  0.09              $   0.52               $   0.56              $  (0.19)
Shares used in computing net income
 (loss) per share:
  Basic..................................    4,734                14,376                 15,919                16,349
  Diluted................................    4,824                14,789                 16,395                16,509

                                     December 31,     December 31,  December 31,
                                         1997            1998           1999
                                     ------------     -----------   ------------
                                                   (in thousands)
Balance Sheet Data:
Working Capital..............         $ 21,454         $ 40,643      $ 68,647
Total assets.................          107,248          494,034       486,810
Short-term debt..............              290            5,005         4,919
Total long-term debt.........              309          194,668       195,914
Stockholders' equity.........           86,165          185,625       200,577


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


General

  USA Floral is the largest integrated distributor of floral products in the world. We:

  . import, export and distribute floral products and floral-related hardgoods;

  . engage in brokerage and shipping services for wholesale distributors of both international and domestic cut flowers;

  . provide traditional floral and Internet fulfillment services to non-store retailers; and

  . provide in-store merchandising services to certain supermarkets and mass-market retailers.

  Increasingly, we provide higher value-added services including bouquet and arrangement making and marketing support to retailers. Our customers are retail florists, supermarkets, other mass-market retailers and Internet and catalog retailers, as well as wholesale distributors and bouquet and arrangement makers. We do not own or operate growing operations or retail florists. We operate from 102 facilities in 18 countries located on five continents. Our revenues for the year ended December 31, 1999 were approximately $924.8 million, and our operating income was approximately $13.8 million.

  We derive our revenues from the sale of perishable floral products and floral-related hardgoods. Sales of perishable products, which include cut flowers, bouquets and potted plants, accounted for approximately 95% of our actual revenues in 1999. Sales of floral-related hardgoods, which include vases and glassware, foam for flower arranging, tools and other supplies, accounted for approximately 5% of our actual revenues in 1999.

  We recognize net revenues upon the shipment of products to our customers. Cost of sales generally includes the cost of perishable products and floral-related hardgoods plus the cost of in-bound freight. In addition, the cost of sales for bouquet companies also includes production costs. Although we generally do not enter into long-term contracts with our suppliers, we do conduct business on a fixed-price "standing order" basis with certain importers in order to insure an adequate supply of flowers during periods of peak demand. In general, our operating subsidiaries have been able to pass on most of their direct price increases to customers, however, this may not be the case in the future. Our selling, general and administrative expenses include warehouse and customer delivery expenses, employee salaries and benefits, telephone expenses, advertising and promotional expenses, depreciation and occupancy costs.


Results of Operations (in thousands)

  The following discussion should be read in conjunction with Item 6--Selected Financial Data and our Consolidated Financial Statements and the related notes thereto appearing elsewhere in this Form 10-K.

  From our inception on April 22, 1997 until our IPO and the acquisition of our Founding Companies on October 16, 1997, we had minimal corporate activity. Thus, our 1997 results of operations only contain two and one half months of activity in a quarter with historically low revenues due to lack of flower giving holidays in that period. In 1998, we acquired 24 additional businesses with worldwide operations in 18 countries. Consequently, comparisons between actual 1998 and actual 1997 results would not be meaningful and therefore are not discussed below as typically provided in the MD&A. Instead, we discuss the major components of our operations that have been significantly impacted by our acquisition and integration strategy.

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

  Cost of Sales.   Cost of sales for the period ended December 31, 1997 was
$26.7 million. Cost of sales as a percentage of net revenues was 71.4%, resulting in a gross profit margin of 28.6%.

  Selling, General and Administrative.   Selling, general and administrative
expenses were $9.8 million for the period ended December 31, 1997. Selling, general and administrative expenses for the period were 26.2% as a percentage of net revenues.

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

  Provision for Income Taxes.   The provision of for income taxes was $0.5
million for the period ended December 31, 1997 on pre-tax income of $0.9 million for the period. The 1997 effective income rate of 54% is higher than the statutory primarily due to the non-deductibility of goodwill amortization.

  Net Income.   The Company had net income of $0.5 million for the period from inception to December 31, 1997, or $0.09 per share based upon 4,734 weighted average shares (basic) outstanding and $0.09 per share based upon 4,824 weighted average shares (diluted) outstanding. The Company believes that net income for the period is not meaningful because the Company had no significant revenues until October 16, 1997. The Company believes that net income per share data for the period is also not meaningful as it reflects a weighted average of shares outstanding over the period which is significantly less than the number of shares outstanding on December 31, 1997.


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

  In the fourth quarter of 1998, we recorded an integration charge of approximately $3.4 million (see Note 12 of the Notes to the Consolidated Financial Statements). During the fourth quarter, we initiated an integration plan to integrate certain warehouse and distribution facilities principally associated with our import and bouquet operations in Miami, Florida. This charge principally relates to the write-down to fair value of equipment made obsolete or redundant, severance, and lease termination costs due to the decision to merge certain facilities. The severance cost relates to employees who were notified during the fourth quarter that their positions were being eliminated. The integration of the warehouses and distribution facilities began in November 1998 and is expected to be completed by September 30, 1999. We expect to realize annualized cost savings of approximately $7.0 million, of which $5.5 million will be realized in 1999, principally in the third and fourth quarters.

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

  Interest Expense.   Substantially all lines of credit and other bank debt
assumed by us in connection with the acquisitions consummated in 1998 were paid in full. Our outstanding debt primarily relates to our amended and restated credit agreement. For the year ended December 31, 1998, interest expense was $8.0 million. The amount of interest expense is consistent with the timing of the draw downs on the credit facility to facilitate our acquisition strategy.

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


For the year ended December 31, 1999 (Actual) versus December 31, 1998 (Pro
Forma)

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

  Net Revenues. Net revenues for the year ended December 31, 1999 were $924.8 million. Revenues decreased from $999.8 million for the year ended December 31, 1998. Revenues for the North America Division were $567.5 million, or 61.4% of the consolidated revenues and revenues for the International Division were $357.4 million, or 38.6% of the consolidated revenues. Revenues for the International Division consisted primarily of revenues from Germany, the Netherlands, Italy and Japan. In 1998, 62.2% of the revenues were generated by the North America Division and the 37.8% were generated by the International Division. The Company experienced a reduction in revenues for the year ended December 31, 1999, when compared to the 1998 revenues due primarily to the following: Industry wide North American import demand from South America was weak for the first two months of 1999 as compared to the same period in 1998, particularly since Valentine's Day fell on a Sunday of a Holiday weekend. Industry wide Dutch exports were down approximately 10% for the first two months of 1999, as compared to the same period in 1998 and average unit sales prices fell approximately 10% from the prior year. The Company derives nearly 40% of its revenue internationally, primarily from Europe, and estimates that the stronger U.S. dollar versus the Euro negatively impacted reported international revenues by approximately 5%.

  Gross Margin. Gross margin for the years ended December 31, 1999 and 1998 were $238.2 million (including approximately $2.2 million from the final determination of antidumping duties) and $241.0 million, respectively. Gross margin as a percentage of net revenues was 25.8% (25.6% excluding the effect of the final determination of antidumping duties), for the year ended December 31, 1999 and 24.1% for the year ended December 31, 1998. The increase in the gross margin is mainly attributable to improved intercompany sales in the North American division and stronger margin performance in the International division. The International Division historically operates at a lower gross margin and therefore, reduces the consolidated gross margin of the Company. For the year ended December 31, 1999, the gross margin of the International Division was 22.3% as compared to 18.9% for the year ended December 31, 1998. The North America Division gross margin was 27.9% (27.5%, excluding the effect of the final determination of antidumping duties) for the year ended December 31, 1999 as compared to 28.1% for the year ended December 31, 1998.

  Selling, General and Administrative. Selling, general and administrative expenses were $218.1 million for the year ended December 31, 1999, or 23.6% of net revenues and $198.2 million in the year ended December 31, 1998, or 19.8% of net revenues. The increase in the 1999 selling, general and administrative expense is primarily the result an increase in selling expenses associated with higher revenues in the North America West Coast Bouquet operations; an increase in expense associated with building an infrastructure for a publicly held multi-national corporation; start-up cost associated with the Company's Blytheville, Arkansas operations and Internet fulfillment department; and Year 2000 remediation and system conversion costs.

  Integration charge. As part of our increased focus on operational matters, we have pursued cost reduction measures including the elimination of duplicative facilities, the consolidation of certain operating functions and the deployment of common information systems. In implementing these cost reduction measures, we have incurred, and may incur in the future, certain integration charges associated with such cost reduction measures.

  In the fourth quarter of 1998, we recorded an integration charge of approximately $3.4 million related to an integration plan to integrate certain warehouse and distribution facilities principally associated with our import and bouquet operations in Miami, Florida. This charge principally related to the write-down to fair value of equipment made obsolete or redundant, severance, and lease termination costs due to the decision to merge certain facilities. The severance cost related to employees who were notified during the fourth quarter of 1998 that their positions were being eliminated. The integration of the warehouses and distribution facilities began in November 1998 and was substantially completed by December 31, 1999. The cost of implementing the November 1998 integration plan was less than anticipated and accordingly $0.7 million was reversed into income in the fourth quarter of 1999. During 1999, the Company experienced approximately $5.0 million of cost savings, principally in the third and fourth quarters and expects to realize annual costs savings of approximately $8.0 million.

  In June 1998, prior to our acquisition of Florimex, the management of Florimex put into place an integration plan to integrate certain operations, warehouse and distribution facilities. The integration plan principally involved certain operations, warehouse and distribution facilities associated with Florimex's operations in Germany and the Netherlands. Florimex incurred approximately a $3.0 million pre-tax charge principally related to severance costs due to the decision to merge and integrate certain facilities. The integration of the operations, warehouses and distribution facilities was completed by December 31, 1999.

  Income from operations. Income from operations was $13.8 million, or 1.5% of net revenues, for the year ended December 31, 1999 and $29.8 million or 3.0% of net revenues for the year ended December 31, 1998.

  Interest expense. For the year ended December 31, 1999, interest expense was approximately $16.1 million as compared to $16.1 million for the year ended December 31, 1998. Our outstanding debt primarily relates to our amended and restated credit agreement. The Company's average borrowing rate for the years ended December 31, 1999 and 1998 was 8.1% and 8.0% respectively, based on the Company's weighted average outstanding debt balance.

  Provision for income taxes. The provision for income taxes as $3.0 million for the year ended December 31, 1999 on a pre-tax loss of $35 and $8.1 million for the year ended December 31, 1998 on pre-tax income of $17.4 million. The effective income tax rate is higher than the statutory rate primarily due to the non-deductibility of certain goodwill amortization. The effective tax rate for 1999 is not a meaningful calculation, as there is a pre-tax loss of $35, and the effective tax rate for 1998 is 46.6%. The effect of the non-deductibility of certain goodwill amortization is much more pronounced with the lower base of income before provision for taxes.

  Net income or loss. As a result of the factors discussed above, the Company had net loss of $3.1 million for the year ended December 31, 1999, or $0.19 per basic and diluted share. The Company had net income of $9.2 million for the year ended December 31, 1998, or $0.58 per basic share and $0.56 per diluted share.


For the year ended December 31, 1999 (Actual)  versus December 31, 1998 (Actual)

  Net Revenues. Net revenues for the year ended December 31, 1999 were $924.8 million. Revenues increased from $589.0 million for the year ended December 31, 1998. This increase was primarily due to the acquisition of the International Division which was completed during the fourth quarter of 1998 coupled with the impact in 1999 of a full nine months of operations of the January 1998 Class, and April 1998 Class, and July 1998 Class of acquisitions. Revenues for the North America Division were $567.5 million, or 61.4% of the consolidated revenues and revenues for the International Division were $357.4 million, or 38.6% of the consolidated revenues. Revenues for the International Division consisted primarily of revenues from Germany, the Netherlands, Italy and Japan. In 1998, 81.6% of the revenues were generated by the North America Division since there was no International Division during the first nine months of 1998. The Company experienced a reduction in revenues for the year ended December 31, 1999, due primarily to the following: Industry wide North American import demand from South America was weak for the first two months of 1999 as compared to the same period in 1998, particularly since Valentine's Day fell on a Sunday of a Holiday weekend. Industry wide Dutch exports were down approximately 10% for the first two months of 1999, as compared to the same period in 1998 and average unit sales prices fell approximately 10% from the prior year. The Company derives nearly 40% of its revenue internationally, primarily from Europe, and estimates that the stronger U.S. dollar versus the Euro negatively impacted reported international revenues by approximately 5%.

  Gross Margin. Gross margin for the year ended December 31, 1999 and 1998 were $238.2 million (including approximately $2.2 million from the final determination of antidumping duties) and $160.0 million, respectively. Gross margin as a percentage of net revenue were 25.8% (25.6% excluding the effect of the final determination of antidumping duties), for the year ended December 31, 1999 and 27.2% for the year ended December 31, 1998. The decline in the gross margin is mainly attributable to the inclusion of the International Division for a full year in 1999. The International Division historically operates at a lower gross margin and therefore, reduces the consolidated gross margin of the Company. For the year ended December 31, 1999, the gross margin of the

International Division was 22.3%. The North America Division gross margin was 27.9% (27.5%, excluding the effect of the final determination of antidumping duties) for the year ended December 31, 1999 as compared to 28.1% for the year ended December 31, 1998.

  Selling, General and Administrative. Selling, general and administrative expenses were $218.1 million for the year ended December 31, 1999, or 23.6% of net revenues and $129.6 million in the year ended December 31, 1998, or 22.0% of net revenues. The increase in the 1999 selling, general and administrative expense is primarily the result of the acquisition of 18 floral businesses in 1998 and an increase in selling expenses associated with higher revenues in the North America West Coast Bouquet operations; an increase in expense associated with building an infrastructure for a publicly held multi-national corporation; start-up cost associated with the Company's Blytheville, Arkansas operations and Internet fulfillment department; and Year 2000 remediation and system conversion costs.

  Integration charge. As part of our increased focus on operational matters, we have pursued cost reduction measures including the elimination of duplicative facilities, the consolidation of certain operating functions and the deployment of common information systems. In implementing these cost reduction measures, we have incurred, and may incur in the future, certain integration charges associated with such cost reduction measures.

  In the fourth quarter of 1998, we recorded an integration charge of approximately $3.4 million related to an integration plan to integrate certain warehouse and distribution facilities principally associated with our import and bouquet operations in Miami, Florida. This charge principally related to the write-down to fair value of equipment made obsolete or redundant, severance, and lease termination costs due to the decision to merge certain facilities. The severance cost related to employees who were notified during the fourth quarter of 1998 that their positions were being eliminated. The integration of the warehouses and distribution facilities began in November 1998 and was substantially completed by December 31, 1999. The cost of implementing the November 1998 integration plan was less than anticipated and accordingly $0.7 million was reversed into income in the fourth quarter of 1999. During 1999, the Company experienced approximately $5.0 million of cost savings, principally in the third and fourth quarters and expects to realize annual costs savings of approximately $8.0 million.

  Income from operations. Income from operations was $13.8 million, or 1.5% of net revenues, for the year ended December 31, 1999 and $20.7 million or 3.5% of net revenues for the year ended December 31, 1998.

  Interest expense. For the year ended December 31, 1999, interest expense was approximately $16.1 million as compared to $8.0 million for the year ended December 31, 1998 an increase of $8.1 million. The increase in interest expense is primarily the result of borrowings used to fund the cash portion of the total consideration for the acquisition of the 18 floral businesses completed during 1998. Our outstanding debt primarily relates to our amended and restated credit agreement. The Company's average borrowing rate for the year ended December 31, 1999 was 8.1%, based on the Company's weighted average outstanding debt balance.

  Provision for income taxes. The provision for income taxes as $3.0 million for the year ended December 31, 1999 on a pre-tax loss of $35 and $7.3 million for the year ended December 31, 1998 on pre-tax income of $15.0 million. The effective income tax rate is higher than the statutory rate primarily due to the non-deductibility of certain goodwill amortization. The effective tax rate for 1999 is not a meaningful calculation, as there is a pre-tax loss of $35, and the effective tax rate for 1998 is 48.3%. The effect of the non-deductibility of certain goodwill amortization is much more pronounced with the lower base of income before provision for taxes.

  Net income. As a result of the factors discussed above, the Company had net loss of $3.1 million for the year ended December 31, 1999, or $0.19 per basic and diluted share. The Company has net income of $7.7 million for the year ended December 31, 1998, or $0.54 per basic share and $0.52 per diluted share.

Liquidity and Capital Resources

  Historical. Historically, the Company's primary sources of liquidity have been cash from operations and borrowings under our credit facility. The Company's principal uses of liquidity will be to provide working capital, to meet debt service requirements and finance the Company's strategic plans. For fiscal 1999, quarterly net revenues as a percentage of total revenues were approximately 29%, 26%, 21%, and 24%, respectively, for the first through fourth quarters of the fiscal year. In addition, for fiscal 1999 quarterly income from operations as a percentage of revenue for the fiscal year 1999 were approximately 4%, 3%, (2)%, and (1)%, respectively for the first through fourth quarters of the fiscal year. The Company's need for cash has historically been greater in its first and second quarters when cash generated from operating activities coupled with draw-downs from bank lines have been invested in receivables and to a lesser extent inventories. The Company experiences higher levels of sales in the first two quarters of the year due to the traditional flower giving holidays, Valentine's Day in February and Mother's Day in May.
For the year ended December 31, 1999 the Company used $10.1 million cash on hand and $8.2 million in proceeds from borrowings to invest $11.4 million in capital expenditures, pay $7.5 million in earnout arrangements, and fund working capital for operating activities.

  In the year ended December 31, 1999, operating activities used $1.4 million of net cash compared to $2.4 million of cash provided from operations in the same period last year. The decrease is principally attributable to $10.8 million lower net income partially offset by $9.4 million increase in non-cash expenses (such as depreciation and goodwill amortization) and $2.4 million decrease in the use of cash for working capital and other assets and liabilities. The use of cash for working capital purposes in the 1999 compared unfavorably to 1998 due principally to the acquisition of 18 floral business. As a result of the acquisition of 18 floral businesses the Company's investment in working capital, particularly accounts payable, accrued expenses, and inventory at December 31, 1999 increased significantly over the same period last year.

  Our capital expenditures for the year ended December 31, 1999 were approximately $11.4 million. These capital expenditures were primarily for vehicles, machinery, office equipment and computer equipment and software, building additions, facility upgrades and our Year 2000 project (see below) to remediate existing systems and replace non-compliant systems. Although we currently do not have any commitments to make significant capital expenditures, we expect to expend approximately $6.0 million for capital expenditures in the next twelve months in the normal course of business.

  Financing. Our existing credit agreement is with a syndicate of lenders for which Bankers Trust Company serves as agent (the "Credit Agreement"). Pursuant to the terms of the Credit Agreement as of October 2, 1998, the amount of our revolving credit facility was increased to $200 million, of which the sub-limit for permitted acquisitions is $180 million and the sub-limit for working capital purposes and letters of credit is $20 million. In addition, of the $200 million in revolving credit facilities, up to $15 million has been designated to be a revolving loan which is available to certain of our foreign subsidiaries in either Deutsche Marks or Guilders. Further, a new $50 million, Deutsche Mark denominated term loan was created as an additional source of borrowings in excess of the $200 million revolving credit facility. Borrowings under the revolving credit facility bear interest, at our option, at (a) Bankers Trust Company's base rate plus an applicable margin of up to 1.25% or (b) a Eurodollar rate plus an applicable margin of up to 2.50%. Borrowings under the term loan bear interest at the inter-bank rate for Deutsche Marks plus an applicable margin of up to 2.50%. For the execution of the Amended Credit Agreement the Company paid aggregate financing fees of approximately $3.9 million, which has been deferred and is being amortized over the term of the Credit Agreement. In addition, a commitment fee of up to 0.50% is being charged on the unused portion of the revolving credit facility on a quarterly basis. Both the revolving credit facilities and the term loan mature five years from the closing date. At December 31, 1999 outstanding borrowings under our Credit Agreement aggregated $197.9 million. The Company does not have any required repayments of term loans until December 31, 2000.

  As of December 31, 1999, the Company was not in compliance with applicable financial covenants, including the leverage ratio. Pursuant to the terms of the Credit Agreement, non-compliance with one or more financial covenants permits for the lenders to terminate the commitment and declare the principal balance and any accrued interest on all loans and obligations immediately due and payable. The Company obtained a waiver on all financial covenants at December 31, 1999 and on March 24, 2000, the financial covenants, including the leverage ratio and consolidated interest coverage ratio, were amended under the Amended Credit Agreement. Further, the Company is required to maintain minimum EBITDA levels, as defined in the Amended Credit Agreement. Additionally, the amendment limits the level of the Company's total outstanding borrowings to $224.0 million and at March 24, 2000, the aggregate outstanding borrowings were approximately $208.5 million. In consideration for the amendment, the Company agreed to pay a financing fee of $1.75 million on March 31, 2001 and issue approximately 820,000 warrants to purchase common stock of the Company at an exercise price of $0.25 per share. The warrants issued are exercisable anytime after March 31, 2001 and expire March 31, 2010. Both the financing fee and the fair value of the warrants issued will be deferred and amortized over the remaining term of the Amended Credit Agreement.

  The Company is subject to the risk that it will not achieve the objectives of its 2000 operating plan and therefore, not comply with the amended covenants of its credit facility. If the Company is unable to comply with the amended covenants, obtain waivers or obtain adequate alternative sources of financing, it will have a material adverse effect on the Company.

  Excluding capital requirements for future acquisitions, if any, which we cannot currently predict, we believe that funds generated from operations, together with borrowings under the Amended Credit Agreement, should be sufficient to finance our current operations and planned capital expenditure requirements for at least the next twelve months; thereafter, we do not currently perceive needs for cash (other than future acquisitions, if any, that we may choose to finance in whole or in part with cash) that would exceed anticipated sources of cash from operations and amounts available under credit facilities currently in place. To the extent that we are successful in consummating future acquisitions, if any, it may be necessary to finance such acquisitions through the issuance of additional equity securities, incurrence of indebtedness, or a combination of both. Such additional equity issuances or incurrences of indebtedness may not be possible, or if possible may not be available on terms acceptable to us.


Year 2000

  USAFP achieved the rollover to the new millennium without experiencing any significant Year 2000 related issues. Essential IT and non-IT systems Company-wide have functioned normally since January 1, 2000. Only a handful of very minor isolated Year 2000 issues occurred, and these were all remedied promptly without any impact to the business. At the present time, no significant Year 2000 issues with any vendor or customer are known.

  The total cost of USAFP's Year 2000 effort was $2.5 million. This cost excludes the cost of implementing and converting a number of systems at individual companies since, despite being a critical component of the USAFP Year 2000 remediation effort, these projects were already planned and was not accelerated due to Year 2000 issues. This amount also excludes internal costs, principally the payroll costs, of IT personnel not solely devoted to the Year 2000 remediation effort. No material IT or non-IT projects were delayed due to the USAFP Year 2000 remediation effort.


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

  The following table sets forth selected pro forma combined results of operations for the year ended December 31, 1998 and our actual results of operations on a quarterly basis for the years ended December 31, 1999 and 1998:

                                                                           1999 Quarter
                                                       -----------------------------------------------------
Consolidated--Actual                                     First     Second      Third     Fourth      Total
                                                       ---------  ---------  ---------  ---------  ---------
                                                                          (in thousands)
Net revenues.........................................  $271,343   $239,041   $189,402   $225,061   $924,847
Percentage of annual revenues........................      29.3%      25.8%      20.6%      24.3%     100.0%
Operating income (loss)..............................  $ 10,831   $  8,328   $ (3,389)  $ (2,014)  $ 13,756

                                                                           1998 Quarter
                                                       -----------------------------------------------------
Consolidated--Pro Forma (1)                              First     Second      Third     Fourth      Total
                                                       ---------  ---------  ---------  ---------  ---------
                                                                          (in thousands)
Net revenues.........................................  $288,966   $268,359   $198,528   $243,940   $999,793
Percentage of annual revenues........................      28.9%      26.8%      19.9%      24.4%     100.0%
Operating income (loss) before integration charges...  $ 14,875   $ 14,093   $   (186)  $  7,355   $ 36,137
Operating income (loss)..............................  $ 14,875   $ 11,121   $   (186)  $  3,994   $ 29,804

                                                                           1998 Quarter
                                                       -----------------------------------------------------
Consolidated--Actual (2)                                First      Second     Third      Fourth     Total
                                                       --------   --------   --------   --------   --------
                                                                          (in thousands)
Net revenues.........................................  $100,520   $133,775   $110,799   $243,940   $589,034
Percentage of annual revenues........................      17.1%      22.7%      18.8%      41.4%     100.0%
Operating income before integration charges and
 Write-off of deferred financing fees................  $  7,178   $  9,955   $  1,215   $  7,355   $ 25,703
Operating Income.....................................  $  7,178   $  9,955   $  1,215   $  2,388   $ 20,736

----------------
(1) The 1998 pro forma data presents our combined results of operations as if the 1998 acquisitions had occurred on January 1, 1998. The pro forma amounts give effect to certain adjustments, including amortization of intangible assets, interest expense on incremental financing, reduction in salary, bonuses and benefits in connection with the 1998 acquisitions.

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

  The Company is exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, those results, when translated, may vary from expectations and adversely impact overall expected profitability. The cumulative translation effects for subsidiaries using functional currencies other than the U.S. dollar are included in the cumulative translation adjustment in stockholders' equity.

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

                                    PART IV


Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)  Financial Statements and Supplementary Data.   The following Financial
        Statements of the Company are filed with this Form 10-K:

        Report of Independent Accountants;

        Consolidated Balance Sheet at December 31, 1999 and 1998;

        Consolidated Statement of Operations for the years ended December 31, 1999 and 1998 and for the period April 22, 1997 (inception) to December 31, 1997;

        Consolidated Statement of Cash Flows for the years ended December 31, 1999 and 1998 and for the period April 22, 1997 (inception) to December 31, 1997; and

        Consolidated Statement of Stockholder's equity at December 31, 1999, 1998 and 1997.

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


Exhibit
--------
 Number                                                  Description
--------  ---------------------------------------------------------------------------------------------------------
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


2.16      Purchase and Sale Agreement by and between Atlantic Bouquet Company, Limited and Atlas Flowers, Inc.
          d/b/a Golden Flowers, dated September 29, 1999./6/

3.01      Certificate of Incorporation of U.S.A. Floral Products, Inc., as amended. (Exhibit 3.01)/5/


3.02      Second Amended Bylaws of U.S.A. Floral Products, Inc. /6/

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

4.01(b)   First Amendment to Credit Agreement, dated as of November 2, 1998, among U.S.A. Floral Products,
          Inc., U.S.A. Floral Products GmbH & Co. KG, Florimex Worldwide B.V., the lenders party to the
          Credit Agreement, Bayerische Hypo-Und Vereinsbank AG, as Syndication Agent, BankBoston, N.A.,
          as Documentation Agent, and Bankers Trust Company as Arranger and Administrative Agent./5/


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


4.01(d)   Third Amendment among U.S.A. Floral Products, Inc., U.S.A. Floral Products GmbH & Co. KG, Florimex
          Worldwide B.V., the lenders party to the Credit Agreement, Bayerische Hypo-Und Vereinsbank AG, as
          Syndication Agent, BankBoston, N.A. as Documentation Agent, and Bankers Trust Company, as Arranger and
          Administrative Agent dated March 30, 1999./6/


4.01(e)   Fourth Amendment among U.S.A. Floral Products, Inc., U.S.A. Floral Products GmbH & Co. KG, Florimex
          Worldwide B.V., the lenders party to the Credit Agreement, Bayerische Hypo-Und Vereinsbank AG, as
          Syndication Agent, BankBoston, N.A. as Documentation Agent, and Bankers Trust Company, as Arranger and
          Administrative Agent dated March 24, 2000./6/


4.01(f)   Waiver among U.S.A. Floral Products, Inc., U.S.A. Floral Products GmbH & Co. KG, Florimex Worldwide
          B.V., the lenders party to the Credit Agreement, Bayerische Hypo-Und Vereinsbank AG, as Syndication
          Agent, BankBoston, N.A. as Documentation Agent, and Bankers Trust Company, as Arranger and
          Administrative Agent dated October 7, 1999./6/


4.01(g)   Waiver among U.S.A. Floral Products, Inc., U.S.A. Floral Products GmbH & Co. KG, Florimex Worldwide
          B.V., the lenders party to the Credit Agreement, Bayerische Hypo-Und Vereinsbank AG, as Syndication
          Agent, BankBoston, N.A. as Documentation Agent, and Bankers Trust Company, as Arranger and
          Administrative Agent dated as of November 9, 1999./6/

4.01(h)   Waiver among USA Floral Products, Inc., USA Floral Products GmbH and Co. KG., Florimex Worldwide B.V.,
          the lenders party to the Credit Agreement, Bayerische Hypo-Und Vereinsbank AG, as Syndication Agent,
          BankBoston, N.A. as Documentation Agent, and Bankers Trust Company, as Arranger and Administrative Agent,
          dated December 23, 1999./6/


10.01     U.S.A. Floral Products, Inc. 1997 Long-Term Incentive Plan. (Exhibit 10.10)/5/*


10.02     U.S.A. Floral Products, Inc. 1997 Non-Employee Directors' Stock Plan. (Exhibit 10.11)/5/*


10.03     U.S.A. Floral Products, Inc. 1997 Employee Stock Purchase Plan. (Exhibit 10.12)/5/


10.04     Employment Agreement between U.S.A. Floral Products, Inc. and Robert Poirier, dated as of
          December 1, 1998/6/*


10.05     Employment Agreement between Alpine Gem Flower Shippers, Inc. and John Q. Graham, Jr., dated October 16,
          1997./5/*


10.06     Employment Agreement between USA Floral Products, Inc. and Dwight Ferguson, dated August 12, 1998./6/*


10.11     Sublease Agreement by and between Blytheville-Gosnell Regional Airport Authority and Floral
          Distributors, Inc., dated December 16, 1998./5/*


10.12     Registration Rights Agreement, dated as of July 25, 1997, among U.S.A. Floral Products, Inc. and certain stockholders named therein. (Exhibit 10.22)/5/


10.19     Employment Agreement between USA Floral Products, Inc. and John T. Dickinson, dated
          February 1, 1999./6/*


10.20     Employment Agreement between USA Floral Products, Inc. and Michael W. Broomfield, dated November 24,
          1999./6/*


10.22     Separation Agreement between USA Floral Products, Inc. and Robert J. Poirier, dated February 13,
          2000./6/*


21.01     Subsidiaries of the Registrant/6/


23.01     Consent of PricewaterhouseCoopers LLP/6/


27.01     Financial Data Schedule/6/

----------------
 *  Management contract or compensatory plan or arrangement.

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

(5) Previously filed as an exhibit to the Company's Annual Report on Form 10-K filed with the Commission on March 31, 1999.

(6)  Filed herewith.


(b)  Reports on Form 8-K

     During the quarter ended December 31, 1999, USA Floral filed the following Report on Form 8-K:

       None.

                                  * * * * * *

                          U.S.A. FLORAL PRODUCTS, INC.
                         INDEX TO FINANCIAL STATEMENTS

U.S.A. FLORAL PRODUCTS, INC.                                           Page
----------------------------                                          -------
 Report of Independent Accountants..................................    36
 Consolidated Balance Sheet.........................................    37
 Consolidated Statement of Operations...............................    38
 Consolidated Statement of Stockholders' Equity.....................    39
 Consolidated Statement of Cash Flows...............................    40
 Notes to Consolidated Financial Statements.........................    41

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
 and Stockholders of
 U.S.A. Floral Products, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of U.S.A. Floral Products, Inc. and subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998 and the period April 22, 1997 (inception) through December 31, 1997, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP


Washington, D.C.
March 20, 2000, except for Note 7
as to which the date is March 24, 2000

                          U.S.A. FLORAL PRODUCTS, INC.

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except par value)

                                              December 31, 1999     December 31, 1998
                                              -----------------     -----------------
ASSETS
Current assets:
  Cash and cash equivalents                       $  10,048             $  20,196
  Accounts receivable, net                          102,524                97,769
  Inventory                                          24,569                18,577
  Prepaid expenses and other assets                  14,444                12,259
  Deferred income tax assets                          2,931                 3,376
                                                  ----------            ---------
     Total current assets                           154,516               152,177
Property and equipment, net                          53,357                59,636
Goodwill, net                                       267,590               267,763
Restricted cash                                       3,834                 3,672
Deferred financing costs                              2,971                 3,477
Other assets                                          4,542                 7,309
                                                  ----------            ---------
      Total assets                                $ 486,810             $ 494,034
                                                  ==========            =========

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                 $   4,919             $   5,005
  Accounts payable                                   60,574                58,033
  Accrued expenses                                   15,770                29,919
  Due to stockholders                                 2,278                15,350
  Income taxes payable                                2,328                 3,227
                                                  ----------            ---------
    Total current liabilities                        85,869               111,534
Long-term debt                                      195,914               194,668
Deferred income tax liabilities                       3,469                 1,784
Other liabilities                                       618                     -
                                                  ----------            ---------
    Total liabilities                               285,870               307,986
                                                  ----------            ---------

Minority interests in subsidiaries                      363                   423
                                                  ----------            ---------

Commitments and contingencies

Stockholders' equity:
  Common stock, $0.001 par value; 100,000 shares
    authorized; 16,266 and 14,850 shares issued,
    respectively                                         16                    15
  Treasury stock (14 shares)                           (287)                 (287)
  Additional paid-in capital                        193,477               178,130
  Retained earnings                                   5,093                 8,159
  Accumulated other comprehensive income (loss)       2,278                  (392)
                                                  ----------            ---------
    Total stockholders' equity                      200,577               185,625
                                                  ----------            ---------

    Total liabilities and stockholders' equity    $ 486,810             $ 494,034
                                                  ==========            =========

The accompanying notes are an integral part of these consolidated financial statements.

                          U.S.A. FLORAL PRODUCTS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                                                           Period April 22, 1997
                                                               Year Ended               Year Ended            (inception) to
                                                             December 31, 1999       December 31, 1998       December 31, 1997
                                                             -----------------       -----------------       -----------------
Net revenues                                                     $ 924,847               $ 589,034               $  37,380
Cost of sales                                                      686,659                 429,012                  26,685
                                                                 ----------              ----------              ---------
  Gross margin                                                     238,188                 160,022                  10,695

Selling, general and administrative expenses                       218,058                 129,551                   9,791
Goodwill amortization                                                7,086                   4,768                     275
Integration charges (credits)                                         (712)                  3,361                       -
Write-off of deferred financing fees                                     -                   1,606                       -
                                                                 ----------              ----------              ---------

  Income from operations                                            13,756                  20,736                     629

Other income (expense):
  Interest expense                                                 (16,088)                 (8,040)                     (8)
  Interest income                                                    1,922                   1,883                     248
  Other                                                                375                     449                      37
                                                                 ----------              ----------              ---------
Income (loss) before income taxes and minority interests               (35)                 15,028                     906
Provision for income taxes                                           3,013                   7,255                     490
                                                                 ----------              ----------              ---------
Income (loss) before minority interests                             (3,048)                  7,773                     416
Minority interests                                                     (18)                    (30)                      -
                                                                 ----------              ----------              ---------
Net income (loss)                                                $  (3,066)              $   7,743               $     416
                                                                 ==========              ==========              =========


Net income (loss) per share:
   Basic                                                         $   (0.19)              $    0.54               $    0.09

   Diluted                                                       $   (0.19)              $    0.52               $    0.09

Weighted average shares outstanding:
    Basic                                                           16,349                  14,376                   4,734

    Diluted                                                         16,509                  14,789                   4,824

The accompanying notes are an integral part of these consolidated financial statements.

                          U.S.A. FLORAL PRODUCTS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                              Common Stock                                              Accumulated
                                        ----------------------------             Additional                Other         Total
                                                                      Treasury    Paid-in    Retained   Comprehensive  Stockholders'
                                            Shares         Amount       Stock     Capital    Earnings   Income (loss)    Equity
                                            ------         ------       -----     -------    --------   -------------    ------
Issuance of common stock for initial
     capitalization of the Company              2,400    $      2         $ -    $    398        $ -        $ -        $    400

Issuance of common stock in initial
     public offering                            5,750           6                  66,571                                66,577

Issuance of common stock for
     business acquisitions                      1,334           1                  17,341                                17,342

Exercise of stock options                         110           -                   1,430                                 1,430

Net income                                                                                       416                        416
                                             ----------------------------------------------------------------------------------

Balances at December 31, 1997                   9,594           9                  85,740        416          -          86,165

Issuance of common stock for
     business acquisitions                      5,256           6                  92,390                                92,396

Treasury stock acquired                           (14)                   (287)                                             (287)

Net income                                                                                     7,743

Foreign currency adjustment                                                                                (392)

Total comprehensive income                                                                                                7,351
                                             ----------------------------------------------------------------------------------

Balances at December 31, 1998                  14,836          15        (287)    178,130      8,159       (392)        185,625

Exercise of stock options                           7                                  87                                    87

Issuance of common stock for
     business acquisitions                      1,277           1                  14,937                                14,938

Issuance of common stock                          132                                 323                                   323

Net loss                                                                                      (3,066)

Foreign currency adjustment                                                                               2,670

Total comprehensive loss                                                                                                   (396)
                                             ----------------------------------------------------------------------------------
Balances at December 31, 1999                  16,252    $     16    $   (287)   $193,477   $  5,093   $  2,278        $200,577
                                             ==================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                          U.S.A. FLORAL PRODUCTS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                                                              Period April 22, 1997
                                                                          Year Ended          Year Ended         (inception) to
                                                                        December 31, 1999   December 31, 1998   December 31, 1997
                                                                        ----------------    ----------------- ----------------------
Cash flows from operating activities:
     Net income (loss)                                                         $  (3,066)           $   7,743            $     416
     Adjustments to reconcile net income(loss) to cash
         provided by (used in) operating activities:
         Depreciation                                                              9,748                5,660                  290
         Amortization of goodwill                                                  7,086                4,768                  275
         Amortization of deferred financing costs                                    773                  468                   73
         Gain (loss) on disposal of property and equipment                          (452)                  15                   (9)
         Write-off of deferred financing fees                                          -                1,606                    -
         Income applicable to minority interests                                      18                   30                    -
         Deferred income taxes                                                     2,555               (2,205)                  43
         Changes in operating assets and liabilities,
         exclusive of acquired companies:
             Accounts receivable                                                  (7,563)              10,522                 (214)
             Inventory                                                            (6,550)               1,700                1,299
             Due from related parties                                                  -                5,747                  781
             Prepaid expenses and other current assets                              (293)                (709)                (112)
             Other assets                                                            324                 (650)                 238
             Income taxes payable                                                   (898)              (2,360)                (312)
             Accounts payable                                                      7,320              (26,096)                   -
             Accrued expenses                                                     (6,427)              (5,202)              (3,495)
             Other liabilities                                                    (2,283)              (1,577)                 (53)
             Integration reserve                                                  (1,714)               2,924                    -
                                                                               ---------            ---------           ----------

                Net cash provided by (used in) operating activities               (1,422)               2,384                 (780)

     Cash flows from investing activities:
         Purchases of property and equipment                                     (11,383)              (5,861)                (543)
         Proceeds from sale of property and equipment                              3,975                    -                    -
         Payment for business acquisitions, net of cash acquired                    (813)            (139,943)             (39,819)
         Payments to stockholders                                                 (7,500)                   -                    -
         Increase in restricted cash                                                (162)              (3,599)                   -
         Deferred acquisition costs                                                    -                    -                 (647)
                                                                               ---------            ---------           ----------

                Net cash used in investing activities                            (15,883)            (149,403)             (41,009)

     Cash flows from financing activities:
         Proceeds from and repayments of debt                                      8,164              155,620               (5,700)
         Increase in deferred financing costs                                       (267)              (3,855)              (1,769)
         Proceeds from issuance of common stock                                      323                  131                  400
         Proceeds from exercise of stock options                                      87                    -                1,430
         Return of capital                                                             -                  656                    -
         Stock issuance costs                                                          -                 (956)                   -
         Payments to stockholders                                                      -                    -               (3,679)
         Increase in due to stockholders                                               -                    -                  659
         Repayments of notes payable                                                   -                    -                 (547)
         Proceeds from initial public offering, net                                    -                    -               66,577
                                                                               ---------            ---------           ----------

                Net cash provided by financing activities                          8,307              151,596               57,371

     Effect of exchange rates on cash                                             (1,150)                  37                    -
                                                                               ---------            ---------           ----------

     Net increase (decrease) in cash and cash equivalents                        (10,148)               4,614               15,582
     Cash and cash equivalents  - beginning of the period                         20,196               15,582                    -
                                                                               ---------            ---------           ----------

     Cash and cash equivalents - end of the period                             $  10,048            $  20,196            $  15,582
                                                                               =========            =========           ==========


     See Note 16 for supplemental cash flow information

The accompanying notes are an integral part of these consolidated financial statements.
                                      40

                         U.S.A. FLORAL PRODUCTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       (in thousands, except share data)

NOTE 1 - BUSINESS  AND ORGANIZATION

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

  Buildings and improvements                   30 years
  Furniture fixtures and office equipment      3 to 7 years
  Vehicles                                     5 years
  Machinery and equipment                      5 to 7 years

Goodwill

Goodwill, which represents costs in excess of the fair value of net assets of businesses acquired, is being amortized over forty years using the straight-line method. The Company continually reviews goodwill to assess recoverability from estimated future results of operations, using estimates of undiscounted cash flows of the acquired businesses. Any required provisions for impairment would be made in the period the impairment is first determined, and would be based on the fair value of the related businesses. Accumulated amortization at December 31, 1999 and 1998 was $12,129 and $5,043, respectively.

Deferred Financing Costs

Financing fees associated with the credit facility and the amendment thereof are amortized over the term of the related credit facility.

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

                         U.S.A. FLORAL PRODUCTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       (in thousands, except share data)

Income Taxes

The Company accounts for income taxes under the liability method. Certain expenses are recognized in different periods for financial reporting than for Federal income tax purposes. The Company and its eligible subsidiaries file a consolidated U.S. federal income tax return. Certain subsidiaries which are consolidated for financial reporting are not eligible to be included in the consolidated U.S. federal income tax return and separate provisions for income taxes have been determined for these entities.

Stock-based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options. Under APB 25, if the exercise price of employee stock options equals the market price of the
underlying stock on the date of grant, no compensation expense is recorded.   In
the event that stock options are issued at an exercise price below the market price, compensation expense is recorded ratably over the vesting period for the
options issued at a discount.   Statement of Financial Accounting Standards No.
123, "Accounting for Stock-based Compensation", requires the Company to make certain disclosures as if the fair value based method of accounting had been applied to the Company's stock option grants (see Note 14).

Earnings Per Share

Basic earnings per share is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period plus the incremental shares that would have been outstanding upon the assumed exercise of dilutive stock options and an estimate of contingent consideration payable under earn-out agreements as if the earn-out period had ended as of the date of the financial statements.

Foreign Currency Translation

Assets and liabilities of the Company's international subsidiaries are translated using the exchange rate in effect at the balance sheet date. Revenue and expense accounts for these subsidiaries are translated using the average exchange rate during the period. Foreign currency translation adjustments are reported as other comprehensive income (loss) in a separate component of stockholders' equity.

Internal Use Software Costs

External direct costs of materials and services consumed in developing internal-use computer software, payroll and related costs and interest cost are capitalized as a long-lived asset and amortized over the useful life of the software. Overhead costs, including general and administrative costs and training costs, are expensed as incurred.

                         U.S.A. FLORAL PRODUCTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       (in thousands, except share data)

Derivatives

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137 which deferred the effective date for SFAS No. 133 to all fiscal years beginning after June 15, 2000. Therefore, SFAS No. 133 will be effective for the Company on January 1, 2001, the beginning of fiscal year 2001. Due to the Company's minimal use of derivatives, the Company does not expect that the adoption of the new standard will have a material impact on the results of operations or financial condition of the Company.


NOTE 3 - ACQUISITIONS

  In October 1997, USA Floral acquired The Roy Houff Company ("Roy Houff"), CFX, Inc. ("CFX"), Bay State Florist Supply, Inc. ("Bay State"), Flower Trading Corporation ("Flower Trading"), United Wholesale Florist, Inc. and United Wholesale Florists of America, Inc. ("United Wholesale"), American Florist Supply, Inc. ("American Florist"), Monterey Bay Bouquet, Inc. and Bay Area Bouquets, Inc. ("Monterey Bay") and Alpine Gem Flower Shippers, Inc. (Alpine Gem"). In January 1998, USA Floral acquired Continental Farms Limited and Atlantic Bouquet Company Limited ("Continental"), XL Group, Inc. ("XL Group"), Koehler & Dramm, Inc. ("Koehler & Dramm"), Everflora, Inc. and Everflora Miami, Inc. ("Everflora"), H&H Flowers, Inc. d/b/a La Fleurette ("H&H Flowers") and UltraFlora Corporation ("UltraFlora"). In April 1998, USA Floral acquired Elite Farms ("Elite"), David L. Jones Wholesale, Ltd. ("DL Jones"), Edfrancar, Inc. d/b/a Florafresh International ("Florafresh"), Master Flowers, Inc. d/b/a Sabana Farms ("Sabana"), Maxima Farms, Inc. ("Maxima"), Selecta Farms, Inc. and Saint Ann Trading Corporation ("Selecta"), Pacific Floral Wholesale, Inc. and Rose City Floral, Inc. ("Rose City") and AFB Marketing, Inc. d/b/a Allan Stanley Greenhouses ("Allan Stanley"). In July 1998, USA Floral acquired Channel Islands Floral ("Channel Islands"), Petals Distributing Company, Inc. ("Petals"), AlphaFlora Imports, Inc. ("AlphaFlora"), Sandlake Farms, Inc. and affiliated companies, Sabal International, Inc. and Continental Artistry, Inc. ("Sandlake"), Floramark, Inc. ("Floramark"), Evergreen Wholesale Florist, Inc. ("Evergreen"), Tommy's Wholesale Florist, Inc. ("Tommy's"), First Distributors, Inc. ("First Distributors"), and Southern Rainbow Corporation ("Southern Rainbow"). In October 1998, USA Floral acquired Florimex GmbH, Florimex USA, Inc. and Florimex Canada, Inc. ("Florimex"). All of the above business combinations were accounted for under the purchase method of accounting.

  The following table sets forth the consideration paid in cash and in shares of Common Stock to the former owners of each of these businesses, the allocation of the total purchase consideration to net assets acquired and the resulting goodwill.

  The purchase price includes contingent consideration of (a) $2,400 in shares of Common Stock related to an earn-out arrangement for American Florist, which was based on adjusted earnings before interest and taxes, as defined, for the twelve month period ended December 31, 1997, (b) $500 in cash and $3,000 in shares of Common Stock related to an earn-out arrangement for Monterey Bay, which was based on adjusted earnings before interest and taxes, as defined, for the twelve month period ended December 31, 1997, (c) $5,892 in shares of Common Stock related to an earn-out arrangement for UltraFlora, which was based on adjusted earnings before interest and taxes, as defined, for the twelve month period ended December 31, 1997, (d) $1,465 in shares of Common Stock related to an earn-out arrangement for Sabana, which was based on adjusted earnings before interest and taxes, as defined, for the twelve months ended May 31, 1998, (e) $1,204 in shares of Common Stock related to an earn-out arrangement for XL Group,

                         U.S.A. FLORAL PRODUCTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       (in thousands, except share data)

which was based on adjusted earnings before interest and taxes, as defined, for the twelve months ended December 31, 1998, (f) $4,304 in shares of Common Stock related to an earn-out arrangement for Maxima, which was based on adjusted earnings before interest and taxes, as defined, for the twelve months ended December 31, 1998, (g) $4,658 in cash and $3,135 in shares of Common Stock related to an earn-out arrangement for Southern Rainbow, which was based on adjusted earnings before interest and taxes, as defined, for the twelve months ended December 31, 1998, (h) $1,550 in shares of Common Stock related to an earn-out arrangement for Tommy's, which was based on adjusted earnings before interest and taxes, as defined, for the twelve months ended December 31, 1998,
(i) $187 in shares of Common Stock related to an earn-out arrangement for AlphaFlora, which was based on adjusted earnings before interest and taxes, as defined, for the twelve months ended December 31, 1998, (j) $1,468 in shares of Common Stock related to an earn-out arrangement for DL Jones, which was based on adjusted earnings before interest and taxes, as defined, for the twelve months ended February 28, 1999, (k) $2,702 in cash and $2,702 in shares of Common Stock related to an earn-out arrangement for Allan Stanley, which was based on adjusted earnings before interest and taxes, as defined, for the twelve months ended March 31, 1999, and (l) $1,061 in shares of Common Stock related to an earn-out arrangement for Channel Islands, which was based on adjusted earnings before interest and taxes, as defined, for the eighteen months ended December 31, 1999. The contingent consideration related to earn-out arrangements included in the definitive agreements for H&H Flowers, Rose City and Sandlake has not been included in the purchase consideration since these companies did not achieve sufficient adjusted earnings before interest and taxes, as defined, to warrant additional earn-out consideration.

  A number of the earn-out arrangements are contingent on the acquired company maintaining the same adjusted earnings before interest and taxes, as defined in the agreement, for the same period subsequent to the earn-out period. The earn-out consideration is adjusted down to the consideration calculated using the subsequent period's adjusted earnings before interest and taxes if lower than the adjusted earnings before interest and taxes used in calculating the earn-out arrangement. Pursuant to the terms of the purchase agreement, contingent consideration in the amount of $4,304, originally paid to the former shareholders of Maxima will be returned to the Company as a result of their 1999 adjusted earnings before interest and taxes being lower than the 1998 adjusted earnings before interest and taxes. This reduction is reflected in the purchase price in the accompanying table. The subsequent period's adjusted earnings before interest and taxes for all other acquired companies with earn-out arrangements were in excess of the initial earnings before interest used to calculate the earn-out consideration and therefore there is no adjustment to their earn-out consideration.

                         U.S.A. FLORAL PRODUCTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       (in thousands, except share data)


                                           Shares of        Value of        Total        Net Assets
Acquisitions                     Cash      Common Stock      Shares      Consideration    Acquired     Goodwill
----------------------------  -----------  ------------     --------     -------------   ----------  ------------

Roy Houff...................    $  11,006           ---    $    ---          $ 11,006      $ 3,454      $  7,552
CFX.........................        6,521       250,000        3,250            9,771        1,229         8,542
Bay State...................        6,045       481,531        6,155           12,200        4,156         8,044
Flower Trading..............        5,920       160,000        2,080            8,000        1,273         6,727
United Wholesale............        4,788       268,500        3,491            8,279        2,298         5,981
American Florist1...........        4,800       141,749        2,400            7,200          249         6,951
Monterey Bay1...............        3,000       177,188        3,000            6,000          705         5,295
Alpine Gem..................        1,600       160,000        2,080            3,680          215         3,465
                                 --------     ---------     --------         --------      -------      --------
Total 1997 Acquisitions          $ 43,680     1,638,968     $ 22,456         $ 66,136      $13,579      $ 52,557
                                 --------     ---------     --------         --------      -------      --------

Continental Farms...........     $ 27,500     1,642,672     $ 27,500         $ 55,000      $ 4,806      $ 50,194
XL Group1...................       11,250       773,817       12,204           23,454        5,611        17,843
Koehler & Dramm.............        5,000       298,596        5,000           10,000        3,544         6,456
Everflora...................        4,000       246,654        4,000            8,000        2,889         5,111
H&H Flowers.................        1,600           ---          ---            1,600         (710)        2,310
UltraFlora1.................        2,750       522,768        8,642           11,392        1,557         9,835
Elite.......................        3,700       184,907        3,700            7,400          796         6,604
DL Jones1...................        2,183       282,014        5,444            7,627        1,275         6,352
Florafresh..................        3,945       172,928        3,945            7,890       (1,069)        8,959
Sabana1.....................          659       164,784        3,453            4,112          949         3,163
Maxima1.....................        5,300       233,419        5,300           10,600        2,677         7,923
Selecta.....................        2,500       112,007        2,500            5,000          308         4,692
Rose City...................          133        10,634          240              373         (156)          529
Allan Stanley1..............        4,627       321,116        4,627            9,254          (59)        9,313
Channel Islands1............        1,550       503,833        2,611            4,161          467         3,694
Petals......................           50         6,204          100              150         (441)          591
AlphaFlora1.................           --        49,167          758              758         (194)          952
Sandlake....................        1,104        72,315        1,375            2,479         (182)        2,661
Floramark...................           --        56,211        1,000            1,000         (213)        1,213
Evergreen...................        5,899        30,739          500            6,399          179         6,220
Tommy's1....................          789       222,879        2,825            3,614          726         2,888
First Distributors..........          400        24,323          400              800          218           582
Southern Rainbow1...........        6,201       399,927        4,537           10,738          808         9,930
Florimex....................       66,072           ---          ---           66,072        6,925        59,147
                                 --------     ---------     --------         --------      -------      --------
     Total 1998 Acquisitions     $157,212     6,331,914     $100,661         $257,873      $30,711      $227,162
                                 --------     ---------     --------         --------      -------      --------

Grand Total                      $200,892     7,970,882     $123,117         $324,009      $44,290      $279,719
                                 ========     =========     ========         ========      =======      ========

1The purchase price includes consideration related to earn-out arrangement described above.

  The following unaudited pro forma summary presents the combined results of operations of the Company as if the acquisitions and USA Floral's IPO occurred on January 1, 1998. The pro forma amounts give effect to certain adjustments including amortization of intangibles, interest expense on incremental financing, reductions in salary, bonuses and benefits in connection with the transactions, anticipated compensation of USA Floral's management, associated costs of being a public company and income taxes. The pro forma summary does not purport to represent what USA Floral's results of

                         U.S.A. FLORAL PRODUCTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       (in thousands, except share data)

operations would actually have been if such transactions had occurred on January 1, 1998 and are not necessarily representative of USA Floral's results of operations for any future period. Since the acquired businesses were not under common control or management, historical combined results may not be comparable to, or indicative of, future performance.

                                                           Year ended (1)
                                                         December 31, 1998
                                                         -----------------
                                                            (unaudited)
Net revenue.......................................            $999,793
Operating income..................................              29,804
Net income........................................               9,192
Net income per share - basic......................                0.58
Net income per share - diluted....................                0.56

(1) The pro forma 1998 results of operations include integration charges of $6,333.


NOTE 4 - ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                                1999               1998              1997
                                                          -------------       ------------      ------------
Balance at beginning of period                                  $ 7,944            $   599             $   -
Balances acquired through business acquisitions                       -              7,043               711
Charged to costs and expenses                                     2,948              1,309                49
Write-offs                                                       (2,490)            (1,007)             (161)
Currency conversion                                                (628)                 -                 -
                                                          -------------       ------------      ------------
Balance at December 31                                          $ 7,774            $ 7,944             $ 599
                                                          =============       ============      ============


NOTE 5 - INVENTORY

Inventory consists of the following finished goods at December 31:

                                                               1999              1998
                                                          ------------      ------------
Perishables                                                    $ 4,781           $ 3,003
Hardgoods, net of allowance                                     19,788            15,574
                                                          ------------      ------------
                                                               $24,569           $18,577
                                                          ============      ============


Hardgoods inventory allowance:                                  1999               1998              1997
                                                          -------------       ------------       -----------
Balance at beginning of period                                    $ 376              $ 149             $   -
Balances acquired through business acquisitions                       -                178               149
Charged to costs and expenses                                       458                126                 -
Write-offs                                                         (192)               (77)                -
                                                          -------------       ------------       -----------
Ending balance                                                    $ 642              $ 376             $ 149
                                                          =============       ============       ===========

                         U.S.A. FLORAL PRODUCTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       (in thousands, except share data)

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31:

                                                              1999               1998
                                                         -------------       ------------
Buildings                                                      $19,507            $21,392
Leasehold improvements                                           4,130              4,196
Furniture, fixtures, and office equipment                       10,260              8,961
Vehicles                                                         3,926              7,081
Machinery & equipment                                            7,419             11,941
                                                         -------------       ------------
                                                                45,242             53,571
Accumulated depreciation and amortization                       (1,255)            (5,951)
                                                         -------------       ------------
                                                                43,987             47,620
Land                                                             9,370             12,016
                                                         -------------       ------------
                                                               $53,357            $59,636
                                                         =============       ============

  Depreciation and amortization expense for the years ended December 31, 1999 and 1998 and for the period April 22, 1997 to December 31, 1997 was $9,748, $5,660, and $290 respectively.


NOTE 7 - CREDIT FACILITY

  Effective October 2, 1998, the Company amended and restated its existing credit agreement with a syndicate of lenders for which Bankers Trust Company serves as agent (the "Amended Credit Agreement"). Pursuant to the terms of the Amended Credit Agreement, the amount of the Company's revolving credit facilities was increased to $200 million, of which the sub-limit for permitted acquisitions is $180 million and the sub-limit for working capital purposes and letters of credit is $20 million. In addition, of the $200 million in revolving credit facilities, up to $15 million has been designated to be a revolving loan, which is available to certain foreign subsidiaries of USA Floral in either Deutsche Marks or Guilders. Further, a new $50 million, Deutsche Mark denominated term loan was created as an additional source of borrowings in excess of the $200 million revolving credit facilities. Borrowings under the revolving credit facilities bear interest, at the Company's option, at (a) Bankers Trust Company's base rate plus an applicable margin of up to 1.25% or
(b) a Eurodollar rate plus an applicable margin of up to 2.50%. Borrowings under the term loan bear interest at the interbank rate for Deutsche Marks plus an applicable margin of up to 2.50%. The Company paid aggregate financing fees of approximately $3.9 million, which has been deferred and will be amortized over the term of the Amended Credit Agreement. In addition, a commitment fee of 0.50% will be charged on the unused portion of the revolving credit facilities on a quarterly basis. Both the revolving credit facilities and the term loan mature five years from the closing date. The installments of the term loan in the next four years are: 2000 - $2.5 million, 2001 - $12.5 million, 2002 - $20 million and 2003 - $15 million. At December 31, 1999, the aggregate outstanding indebtedness under both the revolving credit facilities and the term loan was approximately $197.9 million and the effective interest rate was approximately 6.58% on the revolving credit facility and approximately 8.88% on the term loan.

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

  As of December 31, 1999, the Company was not in compliance with applicable financial covenants, including the leverage ratio. Pursuant to the terms of the Credit Agreement, non-compliance with one or more financial covenants permits for the lenders to terminate the commitment and declare the principal balance and any accrued interest on all loans and obligations immediately due and payable. The Company obtained a waiver on all financial covenants at December 31, 1999 and on March 24, 2000, the financial covenants, including the leverage ratio and consolidated interest coverage ratio, were amended under the Amended Credit Agreement. Further, the Company is required to achieve minimum EBITDA levels, as defined in the Amended Credit Agreement. Additionally, the amendment limits the level of the Company's total outstanding borrowings to $224.0 million and at March 24, 2000, the aggregate outstanding borrowings were approximately $208.5 million. In consideration for the amendment, the Company agreed to pay a financing fee of $1.75 million on March 31, 2001 and issue approximately 820,000 warrants to purchase common stock of the Company at an exercise price of $0.25 per share. The warrants issued are exercisable anytime after March 31, 2001 and expire March 31, 2010. Both the financing fee and the fair value of the warrants issued will be deferred and amortized over the remaining term of the Amended Credit Agreement.

NOTE 8 - FINANCIAL INSTRUMENTS

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

  The Company utilizes interest rate swaps to reduce the impact on interest expense of fluctuating interest rates on its variable rate debt. Under the Company's interest rate swap agreement, the Company agreed with the counterparty to exchange, at quarterly intervals, the difference between the Company's fixed pay rate and the counterparty's variable pay rate of three-month LIBOR. At December 31, 1999, the Company was a fixed rate payor of 5.89% and received a
variable rate of 6.12% on notional amounts of $10,000.   The fair values at
December 31, 1999, as estimated by a dealer, were favorable $66.

  The Company uses foreign currency forwards and options, which typically expire within 30 days, to hedge payments and receipts of foreign currencies related to the purchase and sale of goods overseas. Realized gains and losses on these contracts are recognized in the same period as the hedged transactions. The Company had open foreign exchange forward contracts at December 31, 1999 in the aggregate of $4.5 million. Such contracts had an unrealized loss of $29 at December 31, 1999.

                         U.S.A. FLORAL PRODUCTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       (in thousands, except share data)

  The Company is exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, those results, when translated, may vary from expectations and adversely impact overall expected profitability. The cumulative translation effects for subsidiaries using functional currencies other than the U.S. dollar are included in the cumulative translation adjustment in stockholders' equity.


NOTE 9 - INCOME TAXES

The components of income (loss) before income taxes were as follows:

                               For the year         For the year          For the period
                                   ended               ended            April 22, 1997 to
                               December 31,         December 31,           December 31,
                                   1999                 1998                   1997
                                  -------              -------                 -----
Domestic                          $(3,298)             $12,915                 $ 906
Foreign                             3,263                2,113                   ---
                                  -------              -------                 -----
                                  $   (35)             $15,028                 $ 906
                                  =======              =======                 =====


The components of income tax expense (benefit) are:

                                                                       For the period April
                                                                           22, 1997  to
                               December 31,         December 31,           December 31,
                                   1999                 1998                   1997
                                  -------              -------                 -----
Current:
    Federal                       $(2,257)             $ 7,588                  $ 450
    State                             827                1,576                     80
    Foreign                         1,888                  296                      -
                     ----------------------------------------------------------------
                                      458                9,460                    530
                     ----------------------------------------------------------------
 Deferred:
    Federal                         2,310               (1,939)                   (34)
    State                             262                 (774)                    (6)
    Foreign                           (17)                 508                      -
                     ----------------------------------------------------------------
                                    2,555               (2,205)                   (40)
                     ----------------------------------------------------------------
Total provision                   $ 3,013              $ 7,255                  $ 490
                     ================================================================

                         U.S.A. FLORAL PRODUCTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (in thousands, except share data)

  Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities as of December 31 are as follows:

                                                           1999                                1998
                                               -----------------------------       -----------------------------
                                                Short-term      Long-term           Short-term      Long-term
                                               -------------  --------------       -------------  --------------
Deferred income tax assets:
     Allowance for doubtful accounts                  $  913        $     -               $  567        $     -
     Inventory capitalization                            436              -                  130              -
     Anti-dumping accrual                                 25              -                1,177              -
     Restructuring reserves                              239              -                1,364              -
     Inventory reserves                                  159              -                  138              -
     Accrued compensation and pension                    697            884                    -          1,152
     Deferred financing cost                               -            505                    -            610
     State tax net operating losses                        -          2,014                    -            534
     Foreign net operating losses                          -          3,498                    -          3,410
     Other                                               462              -                    -          1,219
                                             ------------------------------      ------------------------------
          Total deferred income tax assets             2,931          6,901                3,376          6,925
          Less: valuation allowance                        -         (4,901)                   -         (3,410)
                                             ------------------------------      ------------------------------
             Net deferred income tax assets            2,931          2,000                3,376          3,515
                                             ------------------------------      ------------------------------
Deferred income tax liabilities:
     Accumulated depreciation                              -          2,609                    -          3,660
     Accumulated amortization on goodwill
       related to acquisition of partnership
       interests                                           -          2,000                    -            939


     Other                                                 -            860                    -            700
                                             ------------------------------      ------------------------------
          Total deferred income tax
            liabilities                                    -          5,469                    -          5,299
                                             ------------------------------      ------------------------------
Net deferred income tax assets (liabilities)          $2,931        $(3,469)              $3,376        $(1,784)
                                             ==============================      ==============================

  At December 31, 1999 the Company has state net operating losses of approximately $25.0 million to offset future years state taxable income in certain states. A valuation allowance has been recorded against the majority of the state net operating losses because, in management's opinion, realization of these tax benefits was not "more likely than not". These state net operating loss carryforwards begin to expire starting 2003. In addition, the Company also has foreign net operating losses of $10.2 million from 5 different countries. These foreign losses can be carried forward and used to offset future year's foreign taxable income. Of the total $10.2 million of foreign net operating loss, $7.2 million can be carried forward indefinitely and $3.0 million will begin to expire starting in 2000. A full valuation allowance for the entire tax benefit relating to the foreign net operating loss has been provided. A valuation allowance was established for the tax benefits attributable to foreign net operating losses because, in management's opinion, realization of these tax benefits was not "more than likely than not". If and when realized, such tax benefits will be recorded as a reduction of goodwill on the related acquistion.

                         U.S.A. FLORAL PRODUCTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (in thousands, except share data)

A reconciliation between the statutory federal income tax rate and the effective rate of income tax expense follows:

                                                             1999              1998             1997
                                                          ---------         ----------       ----------

Pre-tax income (loss)                                         $  (35)           $15,028            $ 906
                                                         -----------       ------------     ------------

 Federal tax at statutory rate                                   (12)             5,260              308
 State tax (net of federal benefit)                              708                601               54
 Goodwill amortization                                         1,942              1,202              109
 Other                                                           375                192               19
                                                         -----------       ------------     ------------
Provision for income taxes                                    $3,013            $ 7,255            $ 490
                                                         ===========       ============     ============

  The effective income tax rate for 1999 is not a meaningful calculation, as there is a pre-tax loss of $35. The effective tax rate for 1998 and 1997 is 48% and 54%, respectively.

  Retained earnings at December 31, 1999 includes undistributed earnings of $15.4 million of certain foreign subsidiaries which are not subject to additional foreign income tax nor considered to be subject to United States income taxes unless remitted as dividends. The Company intends to permanently reinvest these undistributed earnings; accordingly, no provision has been made for United States taxes on such earnings.


NOTE 10 - RELATED PARTY TRANSACTIONS

  The Company receives and purchases flowers from farms owned or partially owned by, and/or persons related to, directors and senior management of USA Floral and its subsidiaries. Approximately 4% and 25% of the cost of sales in 1999 and 1998, respectively, represented purchases from related entities intended by the parties to be representative of market rates. Included in the cost of sales are representative fees to related entities for flowers shipped from Colombia. These related entities ensure that the Company has a reliable source of fresh-cut flowers in Colombia. The entities also provide each of the Company's suppliers with technical expertise to improve and maintain the yield, quality and durability of fresh-cut flowers. In addition, due to the large number of suppliers in Colombia, the Company requires the service of the entities to consolidate the shipments of flowers with a common carrier, and generate the paperwork necessary to complete the shipment of flowers.

  The Company leases offices and warehouse facilities from entities owned and/or related to directors and senior management of USA Floral and its subsidiaries. All such transactions are conducted at rates intended by the parties to be representative of market rates. Rent under such leases for the years ended December 31, 1999 and 1998 and for the period April 22, 1997 to December 31, 1997 was approximately $1,158, $4,159 and $219, respectively.

                         U.S.A. FLORAL PRODUCTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (in thousands, except share data)

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

  The Company leases warehouse and office facilities in a number of locations under non-cancelable operating leases. The aggregate future minimum rentals (exclusive of real estate taxes and expenses) are as follows:

Year ending December 31,                                                Related             Other
                                                                        Parties            Parties
                                                                    --------------     --------------
2000                                                                          $419            $ 7,784
2001                                                                           265              5,118
2002                                                                           260              6,361
2003                                                                             3              3,147
2004                                                                             -              2,258
Thereafter                                                                       -              6,156
                                                                    --------------     --------------
                                                                              $947            $30,824
                                                                    ==============     ==============

   Rent expense for the years ended December 31, 1999, 1998 and for the period April 22, 1997 to December 31, 1997 was $14,851, $10,429, and $417 respectively.

Legal Matters

  The Company is involved in various legal matters in the normal course of business. In the opinion of the Company's management, these matters are not anticipated to have a material adverse effect on the financial position or results of operations of the Company.

Anti-Dumping

  Beginning in 1986, the U.S. Department of Commerce (the "DOC") imposed an anti-dumping duty deposit ("ADD") on the importation of certain flowers (the "Anti-dumping Order") from Colombia. Such anti-dumping duty is subject to change based upon annual reviews of the flower growers' margins. On May 20, 1999, a settlement was reached whereby all open review periods through February 28, 1997 (periods 5, 6, 7, 9 and 10) were finalized at the cash deposit rate. That is, the Company does not owe any additional anti-dumping duties for those periods. On July 20, 1999, the DOC revoked the Anti-dumping Order on fresh cut flowers from Colombia retroactive to March 1, 1997, the beginning of period 11. Further, the DOC stated that, as a result of the retroactive revocation, the DOC has terminated its reviews of periods 11 and 12 and that the DOC intends to refund any ADD collected on or after March 1, 1997. Therefore, as a result of the final determinations by the DOC regarding open review periods and the DOC's retroactive revocation of the Anti-dumping Order, the Company released approximately $2.2 million in anti-dumping reserves during the second quarter of 1999. The release of the reserves was recorded as a reduction to cost of sales. Further, due to the uncertainty of the amount and the timing of the ADD refunds related to periods subsequent to March 1, 1997, such refunds, if any, will be recorded as a reduction to cost of sales at the time of the receipt of such refunds.

                         U.S.A. FLORAL PRODUCTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (in thousands, except share data)

NOTE 12 - INTEGRATION PLANS

  In November 1998, in connection with management's plan to reduce costs and improve operating efficiencies, the Company announced an integration plan that was expected to result in a charge of approximately $3.8 million. Approximately $3.4 million of the charge was recorded in the fourth quarter of 1998 and an additional $40 was recorded in the first quarter of 1999. As a result of the finalization of estimated amounts and changes in the original plan, the Company has recorded $752 as an integration credit in the quarter ended December 31, 1999.

  In connection with the integration plan, the Company integrated certain warehouse and distribution facilities, principally those associated with the Company's import and bouquet manufacturing operations in Miami, Florida. The integration charge principally relates to the write-down to fair value of equipment made obsolete or redundant, severance related to the termination of 180 employees, and lease termination costs due to the decision to merge certain facilities. The integration of the warehouses and distribution facilities began in November 1998 and was completed in December 1999.

The major components of the integration charge as originally estimated are as follows:


Severance and related costs                            $  800
Write down of property and equipment                    2,100
Lease termination costs                                   400
Professional fees and other costs                         500
                                                  -----------
                                                       $3,800
                                                  ===========

  During the integration plan a total of 179 employees were terminated resulting
in severance payments of $922.   Approximately $1.4 million of property and
equipment were written down. The realized losses on the sale of property and equipment and actual lease termination costs were less than the estimated amount originally included in the integration charge.

  As of December 31, 1999, this plan has been substantially completed with only two entities not fully implemented. A restructuring reserve of $269 remains at December 31, 1999 for severance, write-down assets and other cash outflows.

                         U.S.A. FLORAL PRODUCTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       (in thousands, except share data)

A summary of the integration plan activity is presented below:

Balance established on November 3, 1998      $3,361
1998 Activity:
        Non cash write-down of property
          and equipment                        (247)
        Lease-termination cash payments         (20)
        Reduction in workforce and other
          cash outflows                        (170)
                                         ----------
Balance at December 31, 1998                  2,924
1999 Activity:
        Increase in accrual                      40
        Non cash write-down of property
          and equipment                        (941)
        Lease-termination cash payments        (250)
        Reduction in workforce and
          other cash outflows                  (752)
        Integration credit                     (752)
                                         ----------
Balance at December 31, 1999                 $  269
                                         ==========

  In connection with the Company's acquisition of Florimex, the Company assumed approximately $2.7 million in reserves for a restructuring of the German Wholesale Operation and a plan to integrate certain operations, warehouses and distribution facilities, principally those associated with the International Division of the Company's operations in the Netherlands. Of the reserves, approximately $2.6 million related to severance payments for 25 employees and the balance of approximately $125 relates to the write down of assets. The integration of the operations, warehouses and distribution facilities was completed in December of 1999.

  During the integration plan a total of 21 employees were terminated resulting in a severance payment of $1,986. During the year ended December 31, 1999, the Company recorded a credit adjustment to goodwill in the amount of $259 representing the difference between the actual restructuring costs incurred and the original restructuring amount recorded at the date of the Florimex acquisition. A summary of the integration plan activity is presented below:


Date of Florimex acquisition (October 1, 1998)            $2,700
Integration Activity:
  Reduction in workforce cash outflows                     1,986
  Goodwill adjustment                                        259
  Other cash outflows                                        455
                                                     ------------
Balance at December 31, 1999                              $    -
                                                     ============

                         U.S.A. FLORAL PRODUCTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       (in thousands, except share data)

NOTE 13  - GEOGRAPHIC REGION AND BUSINESS SEGMENT INFORMATION

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

The following tables present information about reported segments:

                                                                          For the period
                                        Year Ended        Year Ended      April 22, 1997
Revenues - external customers          December 31,      December 31,    to December 31,
                                           1999              1998              1997
-----------------------------------------------------------------------------------------
North America Division
        Import/Export                        $208,567          $189,034           $13,398
        Wholesale Distribution                190,601           166,217            21,240
        Bouquet Manufacturers                 168,293           125,625             2,742
-----------------------------------------------------------------------------------------
        Total North America Division          567,461           480,876            37,380
-----------------------------------------------------------------------------------------
International Division
        Import/Export                         238,141            73,166                 -
        Wholesale Distribution                 66,311            19,085                 -
        Bouquet Manufacturers                  52,934            15,907                 -
-----------------------------------------------------------------------------------------
        Total International Division          357,386           108,158                 -
-----------------------------------------------------------------------------------------
Consolidated
        Import/Export                         446,708           262,200            13,398
        Wholesale Distribution                256,912           185,302            21,240
        Bouquet Manufacturers                 221,227           141,532             2,742
-----------------------------------------------------------------------------------------
        Total Consolidated                   $924,847          $589,034           $37,380
-----------------------------------------------------------------------------------------

                         U.S.A. FLORAL PRODUCTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       (in thousands, except share data)

                                                                          For the period
                                        Year Ended        Year Ended      April 22, 1997
Revenues - intercompany                December 31,      December 31,    to December 31,
                                           1999              1998              1997
------------------------------------------------------------------------------------------
North America Division
        Import/Export                        $ 43,076           $28,198         $       -
        Wholesale Distribution                  3,422                 -                 -
        Bouquet Manufacturers                   7,509                 -                 -
------------------------------------------------------------------------------------------
        Total North America Division           54,007            28,198                 -
------------------------------------------------------------------------------------------
International Division
        Import/Export                          72,002            23,503                 -
        Wholesale Distribution                    137                38                 -
        Bouquet Manufacturers                     665               154                 -
------------------------------------------------------------------------------------------
        Total International Division           72,804            23,695                 -
------------------------------------------------------------------------------------------
Consolidated
        Import/Export                         115,078            51,701                 -
        Wholesale Distribution                  3,559                38                 -
        Bouquet Manufacturers                   8,174               154                 -
------------------------------------------------------------------------------------------
        Total Consolidated                   $126,811           $51,893         $       -
------------------------------------------------------------------------------------------

                                                                          For the period
                                        Year Ended        Year Ended      April 22, 1997
Gross Margin                           December 31,      December 31,    to December 31,
                                           1999              1998              1997
-----------------------------------------------------------------------------------------
North America Division
        Import/Export                        $ 64,357          $ 56,913           $ 3,086
        Wholesale Distribution                 60,520            53,844             7,146
        Bouquet Manufacturers                  33,493            24,540               463
-----------------------------------------------------------------------------------------
        Total North America Divsion           158,370           135,297            10,695
-----------------------------------------------------------------------------------------
International Division
        Import/Export                          52,848            16,337                 -
        Wholesale Distribution                 16,807             4,953                 -
        Bouquet Manufacturers                  10,163             3,435                 -
-----------------------------------------------------------------------------------------
        Total International Divsion            79,818            24,725                 -
-----------------------------------------------------------------------------------------
Consolidated
        Import/Export                         117,205            73,250             3,086
        Wholesale Distribution                 77,327            58,797             7,146
        Bouquet Manufacturers                  43,656            27,975               463
-----------------------------------------------------------------------------------------
        Total Consolidated                   $238,188          $160,022           $10,695
-----------------------------------------------------------------------------------------

                         U.S.A. FLORAL PRODUCTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       (in thousands, except share data)

                                                                          For the period
                                        Year Ended        Year Ended      April 22, 1997
Depreciation and Amortization          December 31,      December 31,    to December 31,
                                           1999              1998              1997
-----------------------------------------------------------------------------------------
North America Division
        Import/Export                         $ 4,726            $4,093              $188
        Wholesale Distribution                  3,161             2,527               334
        Bouquet Manufacturers                   2,306             1,884                44
-----------------------------------------------------------------------------------------
        Total North America Division           10,193             8,504               566
-----------------------------------------------------------------------------------------
International Division
        Import/Export                           2,150               609                 -
        Wholesale Distribution                  1,710               521                 -
        Bouquet Manufacturers                     979               315                 -
-----------------------------------------------------------------------------------------
        Total International Division            4,839             1,445                 -
-----------------------------------------------------------------------------------------
Consolidated
        Import/Export                           6,876             4,702               188
        Wholesale Distribution                  4,871             3,048               334
        Bouquet Manufacturers                   3,285             2,199                44
-----------------------------------------------------------------------------------------
        Total Consolidated                    $15,032            $9,949              $566
-----------------------------------------------------------------------------------------

                                                                           For the period
                                        Year Ended         Year Ended      April 22, 1997
Integration Charge                      December 31,       December 31,    to December 31,
                                           1999                1998              1997
------------------------------------------------------------------------------------------
North America Division
        Import/Export                           $(712)            $1,658                $-
        Wholesale Distribution                     40                558                 -
        Bouquet Manufacturers                     (40)             1,145                 -
------------------------------------------------------------------------------------------
        Total North America Division             (712)             3,361                 -
------------------------------------------------------------------------------------------
International Division
        Import/Export                               -                  -                 -
        Wholesale Distribution                      -                  -                 -
        Bouquet Manufacturers                       -                  -                 -
------------------------------------------------------------------------------------------
        Total International Division                -                  -                 -
------------------------------------------------------------------------------------------
Consolidated
        Import/Export                            (712)             1,658                 -
        Wholesale Distribution                     40                558                 -
        Bouquet Manufacturers                     (40)             1,145                 -
------------------------------------------------------------------------------------------
        Total Consolidated                      $(712)            $3,361                $-
------------------------------------------------------------------------------------------

                         U.S.A. FLORAL PRODUCTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       (in thousands, except share data)

                                                                           For the period
                                        Year Ended         Year Ended      April 22, 1997
Income from Operations                 December 31,       December 31,    to December 31,
                                           1999               1998              1997
------------------------------------------------------------------------------------------
North America Division
        Import/Export                         $16,899            $18,127            $  514
        Wholesale Distribution                  2,092              5,746               789
        Bouquet Manufacturers                   1,056              1,187                28
------------------------------------------------------------------------------------------
        Total North America                    20,047             25,060             1,332
        Division
------------------------------------------------------------------------------------------
International Division
        Import/Export                           6,214              2,229                 -
        Wholesale Distribution                   (184)               398                 -
        Bouquet Manufacturers                   1,415                231                 -
------------------------------------------------------------------------------------------
        Total International                     7,445              2,858                 -
        Division
------------------------------------------------------------------------------------------
Consolidated
        Import/Export                          23,113             20,356               514
        Wholesale Distribution                  1,908              6,144               789
        Bouquet Manufacturers                   2,471              1,418                28
------------------------------------------------------------------------------------------
        Total Consolidated                    $27,492            $27,918            $1,332
------------------------------------------------------------------------------------------

                                                                          For the period
                                        Year Ended        Year Ended      April 22, 1997
Total Assets                           December 31,      December 31,    to December 31,
                                           1999              1998              1997
-----------------------------------------------------------------------------------------
North America Division
        Import/Export                        $158,870          $143,171           $31,687
        Wholesale Distribution                102,306            95,167            54,098
        Bouquet Manufacturers                  71,896            69,780             7,080
------------------------------------------------------------------------------------------
        Total North America                   333,072           308,118            92,865
        Division
-----------------------------------------------------------------------------------------
International Division
        Import/Export                          61,634            65,010                 -
        Wholesale Distribution                 17,431            21,298                 -
        Bouquet Manufacturers                  12,225            18,653                 -
------------------------------------------------------------------------------------------
        Total International                    91,290           104,961                 -
        Division
-----------------------------------------------------------------------------------------
Consolidated
        Import/Export                         220,504           208,181            31,687
        Wholesale Distribution                119,737           116,465            54,098
        Bouquet Manufacturers                  84,121            88,433             7,080
------------------------------------------------------------------------------------------
        Total Consolidated Division          $424,362          $413,079           $92,865
-----------------------------------------------------------------------------------------

                         U.S.A. FLORAL PRODUCTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       (in thousands, except share data)

                                                                          For the period
                                        Year Ended        Year Ended      April 22, 1997
Capital Expenditures                   December 31,      December 31,    to December 31,
                                           1999              1998              1997
-----------------------------------------------------------------------------------------
North America Division
        Import/Export                         $ 4,779            $1,041              $129
        Wholesale Distribution                  2,653             2,058                96
        Bouquet Manufacturers                   1,850               871                71
-----------------------------------------------------------------------------------------
        Total North America Division            9,282             3,970               296
-----------------------------------------------------------------------------------------
International Division
        Import/Export                             853             1,067                 -
        Wholesale Distribution                    812               367                 -
        Bouquet Manufacturers                     651               313                 -
-----------------------------------------------------------------------------------------
        Total International Division            2,316             1,747                 -
-----------------------------------------------------------------------------------------
Consolidated
        Import/Export                           5,632             2,108               129
        Wholesale Distribution                  3,465             2,425                96
        Bouquet Manufacturers                   2,501             1,184                71
-----------------------------------------------------------------------------------------
        Total Consolidated                    $11,598            $5,717              $296
-----------------------------------------------------------------------------------------

  A reconciliation of total segment sales to total consolidated sales and total segment income from operations to total consolidated income before income is as follows:

                                                                                           For the period
                                                       Year Ended        Year Ended      April 22, 1997 to
Income from Operations                                December 31,      December 31,         December 31,
                                                          1999              1998                 1997
----------------------------------------------------------------------------------------------------------
Total segment income from operations                       $ 27,492            $27,918              $1,332
Interest income                                               1,922              1,883                 248
Interest expense                                            (16,088)            (8,040)                 (8)
Other income                                                    375                449                  37
Write-off of deferred financing fees                              -             (1,606)                  -
Unallocated corporate S,G&A expenses                        (12,247)            (5,211)               (703)
Unallocated goodwill amortization                            (1,489)              (365)                  -
                                                  --------------------------------------------------------
 Total consolidated income (loss) before
 Income taxes                                              $    (35)           $15,028              $  906
                                                  ========================================================

  A reconciliation of total segment assets to consolidated total assets is as follows:

                                                              Year Ended          Year Ended
Total Assets                                               December 31, 1999   December 31, 1998
------------------------------------------------------------------------------------------------
Total segment assets                                               $424,362             $413,079
Elimination of intercompany receivable                                 (592)              (6,464)
Goodwill not allocated to segments                                   54,200               70,462
Other assets                                                          8,840               16,957
                                                         ---------------------------------------
   Total consolidated assets                                       $486,810             $494,034
                                                         =======================================

                         U.S.A. FLORAL PRODUCTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       (in thousands, except share data)


The following table presents sales information by geographic area. Sales are based on the country in which the sale originates (i.e., where the legal subsidiary is domiciled) and does not include intercompany sales.

                                                                                   For the period
                                    Year Ended December   Year Ended December    April 22, 1997 to
Sales                                     31, 1999              31, 1998         December 31, 1997
----------------------------------------------------------------------------------------------------
United States                                  $534,039              $470,312              $37,380
Germany                                         110,681                30,768                    -
Netherlands                                     135,472                32,064                    -
Other foreign countries                         144,655                55,890                    -
                                  ------------------------------------------------------------------
     Total                                     $924,847              $589,034              $37,380
                                  ==================================================================

The following table presents long-lived assets information by geographic area:

                                    Year Ended December   Year Ended December
Long-lived assets                         31, 1999              31, 1998

------------------------------------------------------------------------------
United States                                   $230,503              $240,425
Germany                                           72,734                61,488
Netherlands                                        7,681                17,419
Other foreign countries                           21,376                22,525
                                  --------------------------------------------
     Total                                      $332,294              $341,857
                                  ============================================


NOTE 14 - STOCK OPTION PLANS

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

  Under the Incentive Plan, the Company granted stock options to purchase approximately 875,000 shares of common stock to key employees of the Company at the initial public offering price upon consummation of the IPO and options to purchase 125,000 shares of common stock to other key employees at the greater of $8.00 per share or 60% of the initial public offering price. During 1999, two key employees with options resigned. These options were terminated and 100,000 were removed from the dilutive shares calculation. Compensation expense is being recorded over the four year vesting period for the options issued at a discount.

                         U.S.A. FLORAL PRODUCTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       (in thousands, except share data)


  The Company's Board of Directors has adopted and the Company's stockholders have approved the 1997 Non-Employee Directors' Stock Plan (the "Directors' Plan"), which provides for the automatic grant to each nonemployee director of an option to purchase 21,000 shares on the date elected or on the effective date of the IPO. Thereafter nonemployee directors will receive an option to purchase 6,000 shares on the day after each annual meeting of the Company's stockholders. A total of 300,000 shares are reserved for issuance under the Directors' Plan. During the year ended December 31, 1999, options to purchase 625,000 shares were issued, including 30,000 options issued to directors after the annual meeting of the Company's stockholders in May 1999. During the year ended December 31, 1998, options to purchase 102,000 shares were issued; 18,000 options issued after the annual meeting of the Company's stockholders in May 1998 and 84,000 options issued to new non-employee directors elected to the board of directors in December 1998. Also during 1998, 3,000 options to purchase shares were terminated as a result of a non-employee director resignation from the Board of Directors.

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

Information relating to stock options during 1997, 1998 and 1999 follows:

                                                                                Weighted
                                                             Options            average             Total
                                                          (in thousands)     exercise price     Consideration
                                                      --------------------------------------------------------
Granted                                                             1,225             $12.68          $ 15,538
Exercised                                                            (110)             13.00            (1,430)
Forfeited                                                              (3)             13.00               (38)
--------------------------------------------------------------------------------------------------------------
Shares under option at December 31, 1997                            1,112              12.65            14,070
Granted                                                             1,669              15.75            26,298
Exercised                                                               -                  -                 -
Forfeited                                                            (116)             17.39            (2,021)
--------------------------------------------------------------------------------------------------------------
Shares under option at December 31, 1998                            2,665              14.39            38,347
Granted                                                               625               8.76             5,474
Exercised                                                              (7)             16.35              (109)
Forfeited                                                            (734)             13.94           (10,243)
--------------------------------------------------------------------------------------------------------------
Shares under option at December 31, 1999                            2,549             $13.13          $ 33,469
==============================================================================================================

  Approximately 715,000 and 486,000 outstanding options were exercisable at December 31, 1999, and 1998, respectively. No options were exercisable at December 31, 1997.

  All outstanding options are qualified options with the exception of 200,000 granted to the Company's new Chief Executive Officer. Compensation expense of $94, $156, $36 for the years ended December 31, 1999, 1998 and 1997, respectively, were recognized related to stock options issued below the market price

                         U.S.A. FLORAL PRODUCTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       (in thousands, except share data)

on the date of the grant. Generally, the Company issues stock options at exercise prices equal to fair market value of the common stock on the date of grant.

Summary information about the Company's stock options outstanding and exercisable as of December 31, 1999:


                                Options Outstanding                                Options Exercisable
                  ----------------------------------------------------   --------------------------------------
                                                           Weighted
                       Number         Weighted Average      Average
    Range of      Outstanding (in       Contractual        Exercise      Number Exercisable   Weighted Average
 Exercise Price      thousands)       Period in Years        Price         (in thousands)      Exercise Price
---------------------------------------------------------------------------------------------------------------
    $2 - $5                     200                 9.1         $ 2.68                    -              $    -
     5 - 7                      210                 8.3           6.08                   45                5.85
     7 - 10                      50                 7.8           7.66                   19                7.77
    10 - 14                   1,114                 7.9          12.68                  398               12.91
    14 - 19                     659                 8.8          18.12                  174               18.09
    19 - 23                     316                 8.9          19.79                   79               19.79
---------------------------------------------------------------------------------------------------------------
    $2 - $23                  2,549                 8.4         $13.13                  715              $14.35
---------------------------------------------------------------------------------------------------------------

  Subsequent to December 31, 1999, options to purchase 150,000 shares were granted to the Company's new Chief Executive Officer at $2.50 per share, the market price prevailing at the date of grant. In addition, options to purchase 345,000 shares were granted to the Company's management at prices ranging from $1.56 to $2.89 per share, the market prices prevailing at the date of the grant.

  At December 31, 1999 and 1998 approximately 2,548,590 and 2,205,000, respectively, options to purchase shares that could potentially dilute future earnings per share were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

  The shares used in computing net income (loss) per share are as follows:

                                                    Year ended       Year ended       Period ended
(in thousands)                                    December 31,     December 31,     April 22, 1997 to
                                                       1999             1998        December 31, 1997
                                                  ---------------  ---------------  --------------------
Weighted average shares outstanding - basic               $16,349          $14,376                $4,734
Dilution attributable to option                                75              392                    90
Dilution attributable to earnouts                              85               21                   ---
                                                          -------          -------                ------
Weighted average shares outstanding - diluted             $16,509          $14,789                $4,824
                                                          =======          =======                ======

  Pro forma information regarding net income (loss) and earnings per share is required by Statement 123, and has been determined as if the Company accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions follows:

                                                        1999              1998              1997
                                                        ----              ----              ----
Risk-free interest rate                                      6.00%             5.00%             6.00%
Dividend yield                                               0.00%             0.00%             0.00%
Volatility factor                                              89%             82.0%             40.0%
Weighted average expected life                          7.5 Years         7.5 years         7.5 years

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

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income (loss) and income (loss) per share under Statement 123 for the years ended December 31, 1999 and 1998 and the period April 22, 1997 to December 31, 1997 are shown below. These pro forma disclosures are not representative of the effects on reported net income (loss) and net income (loss) per share for future years, because the Company's first option grants were made in the fourth quarter of 1997, the options vest over four years and additional awards may be granted in future years.

                                                                    1999          1998        1997
                                                                    ----          ----        ----
Net income (loss) - as reported                                      ($3,066)      $7,743        $ 416
Net income (loss) - pro forma                                        ($3,649)      $4,262        $  95
Income (loss) per share - as reported, basic                           ($.19)      $ 0.54        $0.09
Income (loss) per share - pro forma, basic                             ($.22)      $ 0.30        $0.02
Income (loss) per share - as reported, diluted                         ($.19)      $ 0.52        $0.09
Income (loss) per share - pro forma, diluted                           ($.22)      $ 0.29        $0.02
Weighted average fair value of options granted during the year      $   1.52       $ 8.71        $9.55


NOTE 15 - PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

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

                                                                              For the period
Change in benefit obligation:                      Year Ended December      October 1, 1998 to
                                                         31, 1999           December 31, 1998
-----------------------------------------------------------------------------------------------
Benefit obligation beginning of period                           $2,872                  $2,822
Service cost                                                         86                      26
Interest cost                                                       117                      44
Plan participants' contributions                                      -                       -
Plan amendments                                                       -                       -
Actuarial gain                                                     (781)                      -
Foreign currency exchange rate changes                             (368)                      -
Acquisition                                                           -                       -
Benefits paid                                                       (91)                    (20)
                                                -----------------------------------------------
Benefit obligation at end of period                              $1,835                  $2,872
                                                ===============================================

                         U.S.A. FLORAL PRODUCTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       (in thousands, except share data)

The following tables set forth the Plan's fair value, funded status and weighted average assumptions.

                                                                             For the period
                                                   Year Ended December     October 1, 1998 to
Change in Plan assets:                                   31, 1999           December 31, 1998
                                                -----------------------------------------------
Fair value of Plan at beginning of period                       $     -                 $     -
Actual return on plan assets                                          -                       -
Employer contribution                                                91                      19
Acquisition                                                           -                     (19)
Plan participants' contributions                                      -                       -
Benefits paid                                                       (91)                      -
                                                -----------------------------------------------
Fair value of Plan assets at end of period                      $     -                 $     -

Funded Status of Plan:
Funded status of Plan                                           $(1,835)                $(2,872)
Unrecognized actuarial gain                                        (729)                      -
Foreign currency translation                                         41                       -
Unrecognized prior service cost                                       -                       -
Unrecognized net transition obligation                                -                       -
                                                -----------------------------------------------
Accrued benefit cost                                            $(2,523)                $(2,872)
                                                ===============================================

Amounts recognized in the statement of
 financial position consist of:
Prepaid benefit cost                                            $     -                 $     -
Accrued benefit liability                                        (2,603)                 (2,872)
Intangible asset                                                      -                       -
Accumulated other comprehensive income                               80                       -
                                                -----------------------------------------------
Net amount recognized                                           $(2,523)                $(2,872)
                                                ===============================================

Weighted Average Assumptions                         1999                                   1998
                                        ---------------------------------     ----------------------------------
                                        Austria      Germany       Italy      Austria       Germany       Italy
Discount rate                            6.00%        6.00%        6.50%       6.00%         6.00%        6.50%
Expected return on assets                 n/a          n/a          n/a         n/a           n/a          n/a
Rate of compensation increase            4.00%         n/a         3.50%       4.00%          n/a         3.50%


  The components of net periodic benefit cost included in net income for the year ended December 31, 1999 and 1998, are as follows:

                                                                             For the period
                                                   Year Ended December     October 1, 1998 to
Components of net periodic benefit:                      31, 1999           December 31, 1998
                                                -----------------------------------------------
Service cost                                                       $ 86                     $26
Interest cost                                                       117                      44
Expected return on Plan assets                                        -                       -
Amortization of prior service cost                                    -                       -
Actuarial gain amortization                                         (52)                      -
Transition amount amortization                                        -                       -
                                                -----------------------------------------------
Net periodic benefit cost                                          $151                     $70
                                                ===============================================

                         U.S.A. FLORAL PRODUCTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       (in thousands, except share data)

401 (k) Plan

Effective January 1, 1999, the Company offered its qualified employees the opportunity to participate in its defined contribution retirement plan qualifying under the provision of Section 401(k) of the Internal Revenue Code ("IRS"). Each employee may contribute on a tax deferred basis a portion of annual earnings not to exceed IRS limits. Employees' eligible contributions are matched by the Company at established rates. Expenses recorded by the Company relating to its 401 (k) plan were $621 in 1999.


NOTE 16 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information:
--------------------------------------------------------------------------------

                                                                                                    For the period
                                                             Year  ended         Year  ended      April 22, 1997 to
                                                          December 31, 1999   December 31, 1998   December 31, 1997
                                                        ------------------------------------------------------------
   Cash paid during the period for interest                          $18,328            $  5,863             $   100
                                                                     =======            ========             =======
   Cash paid during the period for income taxes                      $ 6,443            $ 10,155             $   225
                                                                     =======            ========             =======

Supplemental disclosure of non-cash transactions:
  Business acquisitions:
    Cash paid for business acquisitions                              $     -            $153,189             $43,679
    Less:  cash acquired                                                   -              10,536               3,861
                                                                     -------            --------             -------
    Cash paid for business acquisitions, net                               -             142,653              39,818
    Issuance of common stock for business acquisitions                     -              99,461              22,743
                                                                     -------            --------             -------
                                                                           -             242,114              62,561
    Fair value of net assets acquired, net of cash                         -              22,154               9,717
                                                                     -------            --------             -------
                                                                     $                  $219,960             $52,844
                                                                     =======            ========             =======

 During the year ended December 31, 1999, the Company satisfied its obligations under certain earn-out arrangements through aggregate cash payments of $7,500 and through the issuance of common stock in the aggregate amount of $14,938.


NOTE 17 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

  The following is a summary of the unaudited quarterly financial data for the quarters ended after the Company's IPO on October 15, 1997:

                                                1997                                  1998
                                             -----------     ---------------------------------------------------------
                                              Fourth            First         Second           Third          Fourth
                                              Quarter          Quarter        Quarter         Quarter        Quarter
----------------------------------------------------------------------------------------------------------------------
Net revenues                                     $37,380         $100,520       $133,775       $110,799       $243,940
Gross margin                                      10,695           26,464         37,109         31,518         64,931
Net income (loss)  (1)                               526            3,952          4,963             81         (1,253)
Net income (loss) per share, basic  (2)             0.06             0.32           0.35           0.01          (0.08)
Net income (loss) per share, diluted  (2)           0.06             0.31           0.34           0.01          (0.08)

                         U.S.A. FLORAL PRODUCTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       (in thousands, except share data)


                                                                                               1999
                                                           -------------------------------------------------------------
                                                                First         Second           Third          Fourth
                                                               Quarter        Quarter         Quarter         Quarter
------------------------------------------------------------------------------------------------------------------------
Net revenues                                                     $271,343       $239,041       $189,402        $225,061
Gross margin                                                       66,574         63,194         51,027          57,393
Net income (loss)                                                   4,012          1,734         (5,478)         (3,334)
Net income (loss) per share, basic  (2)                              0.25           0.11          (0.33)          (0.20)
Net income (loss) per share, diluted  (2)                            0.24           0.11          (0.33)          (0.20)

(1) The results for the fourth quarter of 1998 are after pre-tax charges aggregating $5 million (after-tax of approximately $0.19 per diluted share) and the results of the fourth quarter of 1999 are after pre-tax income aggregating $0.7 million (after tax of approximately $0.03 per diluted share) relating to the cost of the November 1998 Integration Plan being less than anticipated.

(2) Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share in may not equal the total computed for the year.


NOTE 18 -  SUBSEQUENT EVENT

Restructuring Plan

  In March 2000, the Company recorded a restructuring charge of approximately $11.0 million before income taxes ($6.6 million after income taxes). The Company will discontinue several strategic initiatives, close under performing and unprofitable business locations and re-focus on the core business operations. The charge principally relates to the write-down of assets, including property and equipment, goodwill, severance payments and lease termination costs associated with the discontinuance of strategic initiatives, the closure of two wholesale companies and the closure of two branch locations of two other wholesale companies. The closure of the unprofitable locations has begun and is expected to be completed by June 30, 2000. The Company will reduce the number of employees by 85 or approximately 3% of the North American workforce.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Washington, District of Columbia on March 30, 2000.

                                          U.S.A. FLORAL PRODUCTS, INC.


                                          By:  /s/ Michael W. Broomfield
                                               ------------------------------
                                               Michael W. Broomfield
                                               Chief Executive Officer

  Each person whose signature appears below hereby appoints Michael W. Broomfield and G. Andrew Cooke, and both of them, either of whom may act without the joinder of the other, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection herewith, with the Commission, granting unto said attorneys-in-fact and agents full power and authority to perform each and every act and thing appropriate or necessary to be done, as fully and for all intents purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitutes may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        Signature                         Capacity                                     Date
        ---------                         --------                                     ----


/s/ Michael W. Broomfield         Chief Executive Officer                         March 30, 2000
------------------------------
  Michael W. Broomfield           (Principal Executive Officer)


/s/ G. Andrew Cooke               Interim Chief Financial Officer,                March 30, 2000
------------------------------
  G. Andrew Cooke                 Vice President of Finance and Controller
                                  (Principal Financial and Accounting Officer)

/s/ Vincent W. Eades              Director                                        March 30, 2000
------------------------------
  Vincent W. Eades

/s/ Aaron J. Gellman              Director                                        March 30, 2000
------------------------------
  Aaron J. Gellman

/s/ Ann Torre Grant               Director                                        March 30, 2000
------------------------------
  Ann Torre Grant

/s/ Edward J. Mathias             Director                                        March 30, 2000
------------------------------
  Edward J. Mathias

/s/ Peter Roy                     Director                                        March 30, 2000
------------------------------
  Peter Roy