Form 10-Q
period 2000-03-31
U S A FLORAL PRODUCTS INC
filed 2000-05-15
CIK 1043438

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                 _____________

                                   FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


       For the quarterly period ended    March 31, 2000
                                         -----------------

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

     The number of shares outstanding of the registrant's Common Stock, par value $.001 per share (which is the only outstanding class of the registrant's common stock) was 16,068,224 shares at May 15, 2000.

                         U.S.A. FLORAL PRODUCTS, INC.
                         ----------------------------

                                     INDEX
                                     -----


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets at March 31, 2000 and December 31, 1999

         Consolidated Statements of Operations for Three Months Ended March 31,
            2000 and 1999

         Consolidated Statement of Stockholders' Equity for the Three Months
            Ended March 31, 2000

         Consolidated Statements of Cash Flows for the Three Months Ended March
            31, 2000 and 1999

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

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1. Financial Statements

                         U.S.A. FLORAL PRODUCTS, INC.

                          CONSOLIDATED BALANCE SHEET
                       (in thousands, except par value)


                                                                       March 31, 2000       December 31, 1999
                                                                       --------------       -----------------
ASSETS
Current assets:
  Cash and cash equivalents                                               $   9,641            $  10,048
  Accounts receivable, net                                                  111,958              102,524
  Inventory                                                                  23,319               24,569
  Prepaid expenses and other assets                                          14,876               14,444
  Deferred income tax assets                                                  2,865                2,931
                                                                       -------------        -------------
     Total current assets                                                   162,659              154,516
Property and equipment, net                                                  49,993               53,357
Goodwill, net                                                               266,892              267,590
Restricted cash                                                               3,837                3,834
Deferred financing costs                                                      5,496                2,971
Other assets                                                                  4,107                4,542
                                                                       -------------        -------------
      Total assets                                                        $ 492,984            $ 486,810
                                                                       =============        =============

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                                         $   9,882            $   4,919
  Accounts payable                                                           57,008               60,574
  Accrued expenses                                                           25,915               15,770
  Due to stockholders                                                         2,628                2,278
  Income taxes payable                                                        2,261                2,328
                                                                       -------------        -------------
    Total current liabilities                                                97,694               85,869
Long-term debt                                                              197,161              195,914
Deferred income tax liabilities                                               3,442                3,469
Other liabilities                                                               542                  618
                                                                       -------------        -------------
    Total liabilities                                                       298,839              285,870
                                                                       -------------        -------------

Minority interests in subsidiaries                                              333                  363
                                                                       -------------        -------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $0.001 par value; 100,000 shares authorized;
      16,291 and 16,266 shares issued, respectively                              16                   16
  Treasury stock (14 shares)                                                   (287)                (287)
  Additional paid-in capital                                                194,772              193,477
  Retained earnings (accumulated deficit)                                    (2,801)               5,093
  Accumulated other comprehensive income                                      2,112                2,278
                                                                       -------------        -------------
    Total stockholders' equity                                              193,812              200,577
                                                                       -------------        -------------

    Total liabilities and stockholders' equity                            $ 492,984            $ 486,810
                                                                       =============        =============

  The accompanying notes are an integral part of these consolidated financial statements.

                         U.S.A. FLORAL PRODUCTS, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands, except per share amounts)



                                              Three Months Ended   Three Months Ended
                                                  03/31/2000          03/31/1999
                                                  ------------        ------------
Net revenues                                        $ 251,645           $ 271,343
Cost of sales                                         189,951             204,769
                                                  ------------        ------------
  Gross margin                                         61,694              66,574

Selling, general and administrative expenses           52,478              53,979
Goodwill amortization                                   1,758               1,727
Restructuring charges                                  10,155                  37
                                                  ------------        ------------

  Income (loss) from operations                        (2,697)             10,831

Other income (expense):
 Interest expense                                      (4,631)             (3,863)
 Interest income                                          315                 382
 Other, net                                               (44)                182
                                                  ------------        ------------
  Income (loss) before income taxes and                (7,057)              7,532
    minority interests
Provision for income taxes                                821               3,512
                                                  ------------        ------------
  Income (loss) before minority interests              (7,878)              4,020
Minority interest                                         (16)                 (8)
                                                  ------------        ------------
  Net income (loss)                                 $  (7,894)          $   4,012
                                                  ============        ============


Net income (loss) per share:
   Basic                                            $   (0.48)          $   0.25

   Diluted                                          $   (0.48)          $   0.24

Weighted average shares outstanding:
    Basic                                              16,428              16,314

    Diluted                                            16,428              16,563

  The accompanying notes are an integral part of these consolidated financial statements.

                         U.S.A. FLORAL PRODUCTS, INC.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (in thousands)


                                                                                                 Accumulated
                                            Common Stock               Additional   Retained        Other          Total
                                      -----------------------                       Earnings
                                                              Treasury   Paid-in  (accumulated  Comprehensive   Stockholders'
                                        Shares      Amount     Stock     Capital    deficit)       Income          Equity
                                        ------      ------     -----     -------    --------    -------------  ---------------
Balances at December 31, 1999           16,252        $ 16    $ (287)  $ 193,477    $ 5,093        $ 2,278        $ 200,577

Issuance of common stock                    25                                34                                         34

Issuance of warrants                                                       1,261                                      1,261

Net loss                                                                             (7,894)

Foreign currency adjustment                                                                           (166)

Total comprehensive loss                                                                                             (8,060)

                                      --------------------------------------------------------------------------------------
Balances at March 31, 2000              16,277        $ 16    $ (287)  $ 194,772    $(2,801)       $ 2,112        $ 193,812
                                      ======================================================================================

  The accompanying notes are an integral part of these consolidated financial statements.

                         U.S.A. FLORAL PRODUCTS, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)


                                                                       Three Months Ended      Three Months Ended
                                                                         March 31, 2000          March 31, 1999
                                                                         --------------          --------------
Cash flows from operating activities:
    Net income (loss)                                                          $ (7,894)                $ 4,012
    Adjustments to reconcile net income to cash
       used in operating activities:
       Depreciation                                                               2,221                   2,382
       Amortization of goodwill                                                   1,698                   1,727
       Amortization of deferred financing costs                                     487                     188
       (Gain) loss on disposal of property and equipment                             25                     (45)
       Income applicable to minority interests                                       16                       8
       Changes in operating assets and liabilities,
       exclusive of acquired companies:
          Accounts receivable                                                    (9,514)                (22,991)
          Inventory                                                                 998                  (2,769)
          Prepaid expenses and other current assets                                (979)                  2,641
          Other assets                                                              408                     694
          Income taxes payable                                                     (159)                  2,157
          Accounts payable                                                       (2,554)                  9,754
          Accrued expenses                                                        2,799                  (1,066)
          Other liabilities                                                         (77)                      4
          Restructuring reserve                                                   7,512                       -
                                                                            ------------            ------------

            Net cash used in operating activities                                (5,013)                 (3,304)
                                                                            ------------            ------------

    Cash flows from investing activities:
       Purchases of property and equipment                                       (1,615)                 (3,168)
       Proceds from sale of property and equiptment                                 140                       -
       Payments to stockholders                                                    (650)                      -
       Increase in restricted cash                                                   (3)                    (16)
                                                                            ------------            ------------

            Net cash used in investing activities                                (2,128)                 (3,184)
                                                                            ------------            ------------

    Cash flows from financing activities:
       Proceeds from and repayments of debt                                       8,855                  12,683
       Increase in deferred financing costs                                      (1,751)                   (102)
       Proceeds from issuance of common stock                                        34                     145
       Proceeds from exercise of stock options                                        -                      87
                                                                            ------------            ------------

            Net cash provided by financing activities                             7,138                  12,813
                                                                            ------------            ------------

    Effect of exchange rates on cash                                               (404)                   (382)
                                                                            ------------            ------------

    Net increase (decrease) in cash and cash equivalents                           (407)                  5,943
    Cash and cash equivalents  - beginning of the period                         10,048                  20,196
                                                                            ------------            ------------

    Cash and cash equivalents - end of the period                              $  9,641                 $26,139
                                                                            ============            ============

See Note 11 for supplemental cash flow information

  The accompanying notes are an integral part of these consolidated financial statements.

                         U.S.A. FLORAL PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)


NOTE 1 -- GENERAL

USA Floral is the largest integrated distributor of floral products in the world. We are organized into two divisions, an International Division and a North American Division. Within each of these divisions, we have three reportable operating segments: Import/Export, Wholesale Distribution and Bouquet Making and Distribution.

    Through these divisions, we:

 .   import, export and distribute floral products and floral-related hardgoods;

 .   engage in brokerage and shipping services for wholesale distributors of both international and domestic cut flowers;

 .   provide traditional and Internet floral fulfillment services to non-store retailers; and

 .   provide in-store merchandising services to certain supermarkets and mass-
    market retailers.

  The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal, recurring nature.

  The unaudited interim financial information should be read in conjunction with the consolidated financial statements contained in the Company's 1999 Annual Report on Form 10-K.

NOTE 2 - ACQUISITIONS

   Pursuant to the terms of the purchase agreement, contingent consideration in the amount of $4,304, originally paid to the former shareholders of Maxima was returned to the Company subsequent to March 31, 2000 as a result of their 1999 adjusted earnings before interest and taxes being lower than the 1998 adjusted earnings before interest and taxes. Additional contingent purchase consideration related to earn-out arrangements included in the definitive agreements for Allan Stanley were finalized during the three months ended March 31, 2000. Subsequent to March 31, 2000, the total additional purchase consideration paid to the former owners of Allan Stanley was $350 ($150 in cash and $200 in shares of common stock).

                         U.S.A. FLORAL PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)


NOTE 3 - EARNINGS PER SHARE

     The shares used in computing net income per share are as follows:


                                                                               Three months ended
                                                                                  March 31,
                                                                            2000                    1999
                                                                     ------------------     -------------------
Weighted average shares outstanding - basic                                      16,428                  16,314
Dilution attributable to options                                                      -                     249
                                                                     ------------------     -------------------
Weighted average shares outstanding - diluted                                    16,428                  16,563
                                                                     ------------------     -------------------


  Included in the weighted average shares outstanding - basic are 25 shares of common stock issued under the employee stock purchase plan at March 31, 2000. As the Company reported a loss for the period ending March 31, 2000, 40 options to purchase the Company's stock and 54 warrants were excluded from the weighted average shares outstanding - diluted calculation because to do so would have been anti-dilutive.


NOTE 4 - INVENTORY

 Inventory consists of the following finished goods:

                                                        March 31,                    December 31,
                                                          2000                          1999
                                                -----------------------        ----------------------
Hardgoods, net of allowance                                     $17,808                       $19,788
Perishables                                                       5,511                         4,781
                                                -----------------------        ----------------------
                                                                $23,319                       $24,569
                                                =======================        ======================


NOTE 5 - COMMITMENTS AND CONTINGENCIES

  The Company is involved in various legal proceedings that have arisen in the ordinary course of business. The Company does not believe that any of these proceedings will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Antidumping

  Beginning in 1986, the U.S. Department of Commerce (the "DOC") imposed an antidumping duty deposit ("ADD") on the importation of certain flowers (the "Antidumping Order") from Colombia. Such antidumping duty is subject to change based upon annual reviews of the flower growers' margins. On May 20, 1999, a settlement was reached whereby all open review periods through February 28, 1997 (periods 5, 6, 7, 9 and 10) were finalized at the cash deposit rate. That is, the Company does not owe any additional antidumping duties for those periods.
On July 20, 1999, the DOC revoked the Antidumping Order on fresh cut flowers from Colombia retroactive to March 1, 1997, the beginning of period 11.
Further, the DOC stated that, as a result of the retroactive revocation, the DOC has terminated its reviews of periods 11 and 12 and that the DOC intends to refund any ADD collected on or after March 1, 1997. Therefore, as a result of the final determinations by the DOC

                         U.S.A. FLORAL PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)

regarding open review periods and the DOC's retroactive revocation of the Antidumping Order, the Company released antidumping reserves as a reduction to cost of sales during the second quarter of 1999. Further, ADD refunds aggregating $1.9 million related to periods subsequent to March 1, 1997, were received during the first quarter of 2000 and were recorded as a reduction to cost of sales. Management believes that the majority of refunds related to periods subsequent to March 1, 1997, have been received at March 31, 2000.


NOTE 6 - INTEGRATION AND RESTRUCTURING PLANS

March 2000 Restructuring Plan

  In the first quarter of 2000, the Company recorded a restructuring charge of approximately $10.2 million before income taxes. The Company will discontinue several strategic initiatives, close certain under-performing and unprofitable business locations and re-focus on the core business operations. The charge principally relates to severance payments, lease termination costs, write down of information technology assets and the write-down of property and equipment associated with the discontinuance of strategic initiatives and the write-down of assets, including property and equipment and goodwill related to the closure of one company and two branch locations of two wholesale companies. The closure of the unprofitable locations is expected to be completed by June 30, 2000. The Company will reduce the number of employees by 85 or approximately 3% of the North American workforce.

The major components of the restructuring charge as originally estimated are as follows:

Severance and related costs                                                             $ 1,869
Write-down of property and equipment                                                      1,932
Write-down of goodwill                                                                      710
Write-down of information technology assets                                               4,215
Lease termination costs                                                                     228
Contract termination costs                                                                  980
Other costs                                                                                 221
                                                                               ----------------
                                                                                        $10,155
                                                                               ================

  At March 31, 2000, $6,683 of the restructuring charge remained in accrued liabilities and 50 employees had been terminated. Management believes the remaining accrual will be sufficient to cover the remaining costs associated with the restructuring plan. A summary of the restructuring activity is presented below:

Initial Balance                                                                 $10,155
Restructuring activity:
   Severance and related costs                                                   (1,494)
   Non cash write-down of property and equipment                                   (984)
   Non cash write-down of goodwill                                                  ---
   Non cash write-down of information technology assets                            (115)
   Lease termination costs                                                          (34)
   Contract termination costs                                                      (730)
   Other cash outflows                                                             (115)
                                                                             ----------
Balance at March 31, 2000                                                       $ 6,683
                                                                             ==========

                         U.S.A. FLORAL PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)


November 1998 Integration Plan

  As of March 31, 2000, the final phase of November 1998 integration plan was completed and the integration accrual of $269 remaining at December 31, 1999 was fully utilized.


NOTE 7 - GEOGRAPHIC REGION AND BUSINESS SEGMENT INFORMATION

  Segment information has been provided for each of the periods presented in the Company's statement of operations. The Company is organized primarily on a geographic basis with an International Division and a North America Division and secondarily based on the products and services that it offers. Each division has three segments: import/export, wholesale distribution and bouquet making and distribution. The import/export segment purchases flowers from farms located primarily in South America, Africa and Europe and sells them to wholesaler and bouquet making and distribution companies. The wholesale distribution segment purchases perishable flowers and floral related hardgoods from growers, importer/exporters and brokers and sells them to retail florists and mass marketers. The bouquet making and distribution segment procures and produces fresh cut floral bouquets for distribution primarily to mass marketers, broadly defined as supermarkets and discount retailers. The Company's reportable divisions and segments are strategic business units that offer different floral related products and services. They are managed separately because each business division and segment requires different marketing and management strategies. The Company evaluates segment performance and allocates resources to them based primarily on gross margin, and income from operations.

  The accounting policies of the segments are the same as those described in the Company's 1999 Annual Report on Form 10K. Segment data includes intersegment sales and transfers which the Company accounts for as if the sales or transfers were to third parties, that is, at current market prices.

                         U.S.A. FLORAL PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)


The following tables present information about reported segments:

                                                             For the Three Months Ended March 31,
Revenues - external customers
                                                               2000                       1999
--------------------------------------------------------------------------------------------------
North America Division
        Import/Export                                          $ 52,844                   $ 65,946
        Wholesale Distribution                                   48,532                     51,771
        Bouquet Making and Distribution                          46,731                     51,302
--------------------------------------------------------------------------------------------------
        Total North America Division                            148,107                    169,019
--------------------------------------------------------------------------------------------------
International Division
        Import/Export                                            53,768                     64,800
        Wholesale Distribution                                   30,239                     18,943
        Bouquet Making and Distribution                          19,531                     18,581
--------------------------------------------------------------------------------------------------
        Total International Division                            103,538                    102,324
--------------------------------------------------------------------------------------------------
Total of Reportable Segments
        Import/Export                                           106,612                    130,746
        Wholesale Distribution                                   78,771                     70,714
        Bouquet Making and Distribution                          66,262                     69,883
--------------------------------------------------------------------------------------------------
        Total of Reportable Segments                           $251,645                   $271,343
--------------------------------------------------------------------------------------------------



                                                              For the Three Months Ended March 31,
Revenues - intercompany
                                                                2000                       1999
--------------------------------------------------------------------------------------------------
North America Division
        Import/Export                                           $12,223                    $13,802
        Wholesale Distribution                                    1,154                        225
        Bouquet Making and Distribution                           4,368                      1,414
--------------------------------------------------------------------------------------------------
        Total North America Division                             17,745                     15,441
--------------------------------------------------------------------------------------------------
International Division
        Import/Export                                            12,602                     21,288
        Wholesale Distribution                                    1,849                         35
        Bouquet Making and Distribution                             214                        179
--------------------------------------------------------------------------------------------------
        Total International Division                             14,665                     21,502
--------------------------------------------------------------------------------------------------
Total of Reportable Segments
        Import/Export                                            24,825                     35,090
        Wholesale Distribution                                    3,003                        260
        Bouquet Making and Distribution                           4,582                      1,593
--------------------------------------------------------------------------------------------------
        Total of Reportable Segments                            $32,410                    $36,943
--------------------------------------------------------------------------------------------------

                         U.S.A. FLORAL PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)

                                                               For the Three Months Ended March 31,
Gross Margin
                                                                 2000                       1999
--------------------------------------------------------------------------------------------------
North America Division
        Import/Export                                           $16,472                    $19,234
        Wholesale Distribution                                   15,150                     16,124
        Bouquet Making and Distribution                           9,628                      9,786
--------------------------------------------------------------------------------------------------
        Total North America Division                             41,250                     45,144
--------------------------------------------------------------------------------------------------
International Division
        Import/Export                                            11,494                     13,489
        Wholesale Distribution                                    6,215                      4,702
        Bouquet Making and Distribution                           2,735                      3,239
--------------------------------------------------------------------------------------------------
        Total International Division                             20,444                     21,430
--------------------------------------------------------------------------------------------------
Total of Reportable Segments
        Import/Export                                            27,966                     32,723
        Wholesale Distribution                                   21,365                     20,826
        Bouquet Making and Distribution                          12,363                     13,025
--------------------------------------------------------------------------------------------------
        Total of Reportable Segments                            $61,694                    $66,574
--------------------------------------------------------------------------------------------------


                                                               For the Three Months Ended March 31,
Depreciation and Amortization
                                                                 2000                       1999
--------------------------------------------------------------------------------------------------
North America Division
        Import/Export                                            $1,055                     $1,073
        Wholesale Distribution                                      817                        711
        Bouquet Making and Distribution                             539                        529
--------------------------------------------------------------------------------------------------
        Total North America Division                              2,411                      2,313
--------------------------------------------------------------------------------------------------
International Division
        Import/Export                                               336                        553
        Wholesale Distribution                                      525                        477
        Bouquet Making and Distribution                             219                        258
--------------------------------------------------------------------------------------------------
        Total International Division                              1,080                      1,288
--------------------------------------------------------------------------------------------------
Total of Reportable Segments
        Import/Export                                             1,391                      1,626
        Wholesale Distribution                                    1,342                      1,188
        Bouquet Making and Distribution                             758                        787
--------------------------------------------------------------------------------------------------
        Total of Reportable Segments                             $3,491                     $3,601
--------------------------------------------------------------------------------------------------

                         U.S.A. FLORAL PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)


                                                              For the Three Months Ended March 31,
Restructuring Charge
                                                                 2000                       1999
--------------------------------------------------------------------------------------------------
North America Division
        Import/Export                                            $   30                      $ ---
        Wholesale Distribution                                    3,135                         37
        Bouquet Making and Distribution                              50                        ---
--------------------------------------------------------------------------------------------------
        Total North America Division                              3,215                         37
--------------------------------------------------------------------------------------------------
International Division
        Import/Export                                               ---                        ---
        Wholesale Distribution                                      ---                        ---
        Bouquet Making and Distribution                             ---                        ---
--------------------------------------------------------------------------------------------------
        Total International Division                                ---                        ---
--------------------------------------------------------------------------------------------------
Total of Reportable Segments
        Import/Export                                                30                        ---
        Wholesale Distribution                                    3,135                         37
        Bouquet Making and Distribution                              50                        ---
--------------------------------------------------------------------------------------------------
        Total of Reportable Segments                             $3,215                      $  37
--------------------------------------------------------------------------------------------------



                                                              For the Three Months Ended March 31,
Income from Operations
                                                                 2000                        1999
---------------------------------------------------------------------------------------------------
North America Division
        Import/Export                                           $ 3,767                     $ 7,690
        Wholesale Distribution                                   (1,847)                      1,776
        Bouquet Making and Distribution                           2,443                       2,110
---------------------------------------------------------------------------------------------------
        Total North America Division                              4,363                      11,576
---------------------------------------------------------------------------------------------------
International Division
        Import/Export                                             2,724                       1,579
        Wholesale Distribution                                      680                          52
        Bouquet Making and Distribution                             540                         715
---------------------------------------------------------------------------------------------------
        Total International Division                              3,944                       2,346
---------------------------------------------------------------------------------------------------
Total of Reportable Segments
        Import/Export                                             6,491                       9,269
        Wholesale Distribution                                   (1,167)                      1,828
        Bouquet Making and Distribution                           2,983                       2,825
---------------------------------------------------------------------------------------------------
        Total of Reportable Segments                            $ 8,307                     $13,922
---------------------------------------------------------------------------------------------------

                         U.S.A. FLORAL PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)


Total Assets
                                                         March 31, 2000          December 31, 1999
--------------------------------------------------------------------------------------------------
North America Division
        Import/Export                                          $158,300                   $158,870
        Wholesale Distribution                                   98,846                    102,306
        Bouquet Making and Distribution                          70,162                     71,896
--------------------------------------------------------------------------------------------------
        Total North America Division                            327,308                    333,072
--------------------------------------------------------------------------------------------------
International Division
        Import/Export                                            51,067                     61,634
        Wholesale Distribution                                   45,478                     17,431
        Bouquet Making and Distribution                          15,011                     12,225
--------------------------------------------------------------------------------------------------
        Total International Division                            111,556                     91,290
--------------------------------------------------------------------------------------------------
Total of Reportable Segments
        Import/Export                                           209,367                    220,504
        Wholesale Distribution                                  144,324                    119,737
        Bouquet Making and Distribution                          85,173                     84,121
--------------------------------------------------------------------------------------------------
        Total of Reportable Segments                           $438,864                   $424,362
--------------------------------------------------------------------------------------------------


                                                              For the Three Months Ended March 31,
Capital Expenditures
                                                                   2000                       1999
--------------------------------------------------------------------------------------------------
North America Division
        Import/Export                                            $  808                     $  562
        Wholesale Distribution                                       45                      1,440
        Bouquet Making and Distribution                             131                        569
--------------------------------------------------------------------------------------------------
       Total North America Division                                 984                      2,571
--------------------------------------------------------------------------------------------------
International Division
        Import/Export                                               157                        156
        Wholesale Distribution                                      362                        257
        Bouquet Making and Distribution                             105                        116
--------------------------------------------------------------------------------------------------
        Total International Division                                624                        529
--------------------------------------------------------------------------------------------------
Total of Reportable Segments
        Import/Export                                               965                        718
        Wholesale Distribution                                      407                      1,697
        Bouquet Making and Distribution                             236                        685
--------------------------------------------------------------------------------------------------
        Total of Reportable Segments                             $1,608                     $3,100
--------------------------------------------------------------------------------------------------

                         U.S.A. FLORAL PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)

A reconciliation of total segment income from operations to total consolidated income before income is as follows:

                                                                                      For the Three Months Ended
                                                                                               March 31,
     Income from Operations                                                           2000                     1999
     ------------------------------------------------------------------------------------------------------------------
     Total segment income from operations                                              $ 8,307                  $13,922
     Interest income                                                                       315                      382
     Interest expense                                                                   (4,631)                  (3,863)
     Other income                                                                          (44)                     182
     Unallocated information technology
      expenses                                                                          (2,137)                     ---
     Unallocated corporate S,G&A expenses                                               (1,639)                  (2,625)
     Unallocated goodwill amortization                                                    (288)                    (466)
     Unallocated restructuring charge                                                   (6,940)                     ---
     ------------------------------------------------------------------------------------------------------------------
     Total consolidated income (loss)
          Before Income taxes                                                          $(7,057)                 $ 7,532
     ==================================================================================================================

As part of the Company's increased focus to control costs a technology department was established. Previously the expenses associated with information technology were recorded by each subsidiary and reported as a component of total segment income from operations. Prior period information technology expenses were not restated because to do so would be impracticable.

A reconciliation of total segment assets to consolidated total assets is as follows:


                                                                                       March 31,          December 31,
     Total Assets                                                                        2000                 1999
     -----------------------------------------------------------------------------------------------------------------
     Total segment assets                                                              $438,864               $424,362
     Elimination of intercompany receivable                                               1,946                   (592)
     Goodwill not allocated to segments                                                  45,306                 54,200
     Other assets                                                                         6,868                  8,840
     -----------------------------------------------------------------------------------------------------------------
     Total consolidated assets                                                         $492,984               $486,810
     =================================================================================================================


The following table presents revenues and long-lived assets information by geographic area. Sales are based on the country in which the sale originates (i.e., where the legal subsidiary is domiciled) and does not include intercompany sales.

                                                              Revenues                             Long-lived Assets
                                                              --------                             -----------------
                                                           Three months ended
                                                                March 31,                      March 31,         December 31,
                                                           2000              1999                2000                1999
                                                      ------------------------------------------------------------------------
     United States                                        $139,407          $160,283            $238,083              $230,503
     Germany                                                29,080            32,939              71,743                72,734
     Netherlands                                            45,355            40,261               7,173                 7,681
     Other foreign countries                                37,803            37,860              13,326                21,376
                                                      ------------------------------------------------------------------------
          Total                                           $251,645          $271,343            $330,325              $332,294
                                                      ========================================================================

                         U.S.A. FLORAL PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)

NOTE 8 - INCOME TAXES

  The effective income tax rate is higher than the statutory rate primarily due to the non-deductibility of certain goodwill amortization. The effect of the non-deductibility of certain goodwill amortization is much more pronounced with the lower base of income (loss) before provision for taxes.


NOTE 9 - CREDIT FACILITY

Effective October 2, 1998, the Company amended and restated its existing credit agreement with a syndicate of lenders for which Bankers Trust Company serves as agent (the "Amended Credit Agreement"). Pursuant to the terms of the Amended Credit Agreement, the amount of the Company's revolving credit facilities was increased to $200 million, of which the sub-limit for permitted acquisitions is $180 million and the sub-limit for working capital purposes and letters of credit is $20 million. In addition, of the $200 million in revolving credit facilities, up to $15 million has been designated to be a revolving loan, which is available to certain foreign subsidiaries of USA Floral in either Deutsche Marks or Guilders. Further, a new $50 million, Deutsche Mark denominated term loan was created as an additional source of borrowings in excess of the $200 million revolving credit facilities. Borrowings under the revolving credit facilities bear interest, at the Company's option, at (a) Bankers Trust Company's base rate plus an applicable margin of up to 1.25% or (b) a Eurodollar rate plus an applicable margin of up to 2.50%. Borrowings under the term loan bear interest at the interbank rate for Deutsche Marks plus an applicable margin of up to 2.50%. The Company paid aggregate financing fees of approximately $3.9 million, which has been deferred and will be amortized over the term of the Amended Credit Agreement. In addition, a commitment fee of 0.50% will be charged on the unused portion of the revolving credit facilities on a quarterly basis. Both the revolving credit facilities and the term loan mature five years from the closing date. The installments of the term loan in the next four years are: 2000 - $2.5 million, 2001 - $12.5 million, 2002 - $20 million and 2003 -
$15 million. At March 31, 2000, the aggregate outstanding indebtedness under both the revolving credit facilities and the term loan was approximately $205.5 million and the effective interest rate was approximately 9.2% on the revolving credit facility and approximately 6.8% on the term loan.

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

  As of December 31, 1999, the Company was not in compliance with applicable financial covenants, including the leverage ratio. Pursuant to the terms of the Credit Agreement, non-compliance with one or more financial covenants permits the lenders to exercise certain remedies, which include termination of the commitment and declare that the principal balance and any accrued interest on all loans and obligations immediately due and payable. The Company obtained a waiver on all financial covenants at December 31, 1999, and on March 24, 2000, the financial covenants, including the leverage ratio and consolidated interest coverage ratio, were amended under the Fourth Amendment and Waiver to the Credit Agreement ("Fourth Amendment"). Pursuant

                         U.S.A. FLORAL PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)


to the terms of the Fourth Amendment, the Company is required to achieve minimum EBITDA levels. The minimum EBITDA levels established in the Fourth Amendment are based upon the objectives set forth in the Company's 2000 Operating Plan. Additionally, the Fourth Amendment limits the level of the Company's total outstanding borrowings to $224.0 million and at March 31, 2000, the aggregate outstanding borrowings were approximately $205.5 million. As a result of the Fourth Amendment, the level of available total outstanding borrowings to the Company was reduced and the Company recorded a charge of $0.3 million in the first quarter 2000, representing a write-off of a prorata portion of the unamortized deferred financing fees related to the October 1998 credit facility amendment, which has been recorded as interest expense in the accompanying Statement of Operations. In consideration for the Fourth Amendment, the Company agreed to pay a financing fee of $1.75 million on March 31, 2001 and issue approximately 822,000 warrants to purchase common stock of the Company at an exercise price of $0.25 per share. The warrants issued are exercisable anytime after March 31, 2001 and expire March 31, 2010. Both the financing fee and the fair value of the warrants issued have been deferred and will be amortized over the remaining term of the Amended Credit Agreement.


NOTE 10 - COMPREHENSIVE INCOME (LOSS)

The table below presents the components of the Company's comprehensive income
(loss) for the quarters ended March 31, 2000 and 1999:

                                                                        Three months ended March 31,
                                                                        2000                    1999
                                                                ---------------------------------------
Net income (loss)                                                       $(7,894)                 $4,012
Foreign currency translation adjustment                                    (166)                     45
                                                                ---------------------------------------
Comprehensive income (loss)                                             $(8,060)                 $4,057
                                                                =======================================

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental disclosure of cash flow information:

                                                                                       Three months ended March 31,
                                                                                       2000                    1999
                                                                                 ------------------------------------
  Cash paid during the period for interest                                            $4,270                  $1,097
                                                                                      ======                  ======
  Cash paid during the period for income taxes                                        $  753                  $  478
                                                                                      ======                  ======

  During the quarter ended March 31, 2000 the Company issued warrants with the aggregate fair value of $1.26 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2000


Statement of Operations:                                   For the three                         For the three
(in thousands except per                                    Months ended                          Months ended
share data)                                                March 31, 2000                        March 31, 1999
                                           ---------------------------------------------------------------------------
Net revenue                                               $251,645         100.0%               $271,343         100.0%
Cost of sales                                              189,951          75.5%                204,769          75.5%
                                           ---------------------------------------------------------------------------
Gross margin                                                61,694          24.5%                 66,574          24.5%
Selling, general and
   administrative expenses                                  52,478          20.9%                 53,979          19.9%
Goodwill amortization                                        1,758           0.7%                  1,727           0.6%
Integration charges                                         10,155           4.0%                     37           0.0%
                                           ---------------------------------------------------------------------------
Income (loss) from operations                               (2,697)         (1.1)%                10,831           4.0%
Interest expense                                            (4,631)         (1.8)%                (3,863)         (1.4)%
Interest income                                                315           0.1%                    382           0.1%
Other,net                                                      (44)          0.0%                    182           0.1%
                                           ---------------------------------------------------------------------------
Income (loss) before income taxes and
 minority interest                                          (7,057)         (2.8)%                 7,532           2.8%

Provision for income taxes                                     821           0.3%                  3,512           1.3%
                                           ---------------------------------------------------------------------------
Income (loss) before minority interest
                                                            (7,878)         (3.1)%                 4,020           1.5%
Minority interest                                              (16)          0.0%                     (8)          0.0%
                                           ---------------------------------------------------------------------------

Net income (loss)                                         $ (7,894)         (3.1)%              $  4,012           1.5%
                                           ===========================================================================

Net income (loss) per share:
Basic                                                     $  (0.48)                             $   0.25
Diluted                                                   $  (0.48)                             $   0.24

Shares used in computing
   net income (loss) per share:
Basic                                                       16,428                                16,314
Diluted                                                     16,428                                16,563

USA Floral is the largest integrated distributor of floral products in the world. We:

 .   import, export and distribute floral products and floral-related hardgoods;

 .   engage in brokerage and shipping services for wholesale distributors of both international and domestic cut flowers;

 .   provide traditional floral and Internet fulfillment services to non-store retailers; and

 .   provide in-store merchandising services to certain supermarkets and mass-
market retailers.

  Increasingly, we provide higher value-added services including bouquet and arrangement making and marketing support to retailers. Our customers are retail florists, supermarkets, other mass-market retailers and Internet fulfillment and catalog retailers, as well as wholesale distributors and bouquet and arrangement makers. We do not own or operate growing operations or retail florists. We operate from 102 facilities in 18 countries located on five continents.

  We derive our revenues from the sale of perishable floral products and floral-related hardgoods. Sales of perishable products, which include cut flowers, bouquets and potted plants, accounted for approximately 95% of our actual revenues. Sales of floral-related hardgoods, which include vases and glassware, foam for flower arranging, tools and other supplies, account for approximately 5% of our revenues.

  We recognize net revenues upon the shipment of products to our customers. Cost of sales generally includes the cost of perishable products and floral-related hardgoods plus the cost of in-bound freight. In addition, the cost of sales for bouquet companies also includes production costs. Although we generally do not enter into long-term contracts with our suppliers, we do conduct business on a fixed-price "standing order" basis with certain importers in order to ensure an adequate supply of flowers during periods of peak demand. In general, our operating subsidiaries have been able to pass on most of their direct price increases to customers, however, this may not be the case in the future. Our selling, general and administrative expenses include warehouse and customer delivery expenses, employee salaries and benefits, telephone expenses, advertising and promotional expenses, depreciation and occupancy costs.

Results of Operations
---------------------

Three months ended March 31, 2000 compared to three months ended March 31, 1999

  Net Revenues. Net revenues for the quarter ended March 31, 2000 were $251.6 million. Revenues decreased from $271.3 million in the same quarter last year. Revenues for the North America Division were $148.1 million, or 58.9% of the consolidated revenues and revenues for the International Division were $103.5 million, or 41.1%. Revenues for the International Division consisted primarily of revenues from Germany, the Netherlands, Italy and Japan. In 1999, 62.3% revenues were generated by the North American Division and 37.7% were generated by the International Division. The Company experienced a reduction in revenues for the three months ended March 31, 2000 when compared to the same period in the prior year primarily due to the Import Division in North America. Revenues for the import division in North America decreased to $52.8 million or 20% from $65.9 million. The decline in revenues can be attributable to the following: increased competition, growers selling directly to wholesalers and quality of product and service issues. The International Division revenues increased to $103.5 million for the quarter ended March 31, 2000 from $102.3 million as a result of firmer flower pricing at the Dutch auction. The Company derives nearly 40% of its revenue internationally primarily from Europe, and management estimates that the stronger U.S. dollar versus the Euro negatively impacts reported revenues by approximately 13%.

  Gross margin. Gross margins for the three months ended March 31, 2000 and 1999 were $61.7 million (including approximately $1.9 million from the receipt of antidumping duty deposit refunds) and $66.6 million, respectively. Gross margin as a percentage of net revenue was 24.5% (23.8% excluding the effect of the refund of antidumping deposit refunds)for the three months ended March 31, 2000 and March 31, 1999. The North America Division gross margin was 26.6% (excluding the effect of the refund of antidumping deposit refunds) for the three months ended March 31, 2000 and 26.7%, for the three months ended March 31, 1999. The International Division's gross margin was 19.7% for the three months ended March 31, 2000 and 20.9% for the three months ended March 31, 1999. The decline in gross margin as a percentage of revenues in the International Division is due primarily to firmer flower pricing at the Dutch auctions during the three months ended March 31, 2000.

  Selling, General and Administrative. Selling, general and administrative expenses were $52.5 million in the three months ended March 31, 2000, or 20.9% of net revenues and $54.0 million in the three months ended March 31, 1999, or 19.9% of net revenues. The decrease in selling, general and administrative expenses for the three months ended March 31, 2000 is the primary result of integration and consolidation of operations and a reduction in sales volume.

  Restructuring charge. As part of our increased focus on operational matters, we have pursued cost reduction measures, including the elimination of duplicative facilities, the consolidation of certain operating functions and the deployment of common information systems. In implementing these cost reduction measures, we have incurred, and may incur in the future, certain integration charges associated with such cost reduction measures.

  In the first quarter of 2000, the Company recorded a restructuring charge of approximately $10.2 million before income taxes ($6.1 million after income taxes. The Company will discontinue several strategic initiatives, close certain under-performing and unprofitable business locations and re-focus on the core business operations. The charge principally relates to severance payments, lease termination costs,the write down of information technology assets and the write-down of property and equipment associated with the discontinuance of strategic initiatives and the write-down of assets, including property and equipment and goodwill related to the closure of one company and two branch locations of two wholesale companies. The closure of the unprofitable locations is expected to be completed by June 30, 2000. The Company will reduce the number of employees by 85 or approximately 3% of the North American workforce.

  Income (loss) from operations. Loss from operations was $2.7 million, or 1.1% of net revenues, for the three months ended March 31, 2000, and income from operations was $10.8 million or 4.0% of net revenues for the three months ended March 31, 1999 for the reasons discussed above.

  Interest expense. For the three months ended March 31, 2000, interest expense was approximately $4.6 million as compared to $3.9 million for the three months ended March 31, 1999 an increase of $0.7 million. Interest expense for the three months ended March 31, 2000 includes a charge of approximately $0.3 million related to the write-off of deferred financing fees related to the amendment limits on the level of the Company's total outstanding borrowings. The Company's average borrowing rate for the three month period ended March 31, 2000 was 9.1% based on the Company's weighted average outstanding debt balance.

  Provision for income taxes. The provision for income taxes was $821 for the three months ended March 31, 2000 on a pre-tax loss of $7.1 million compared to $3.5 million in income tax expense for the quarter ended March 31, 1999 on a pre-tax income of $7.5 million for the period. The 2000 and 1999 effective income tax rates of (12)% and 47% is different than the statutory rate primarily due to the non-deductibility of certain goodwill amortization. The effect of the non-deductibility of certain goodwill amortization is much more pronounced with the lower base of income (loss) before provision for taxes.

  Net income (loss). As a result of the factors discussed above, the Company had a net loss of $7.9 million for the three months ended March 31, 2000, or $0.48 per basic and diluted share. The Company had net income of $4.0 million for the three months ended March 31, 1999, or $0.25 per basic share and $0.24 per diluted share.


Liquidity and Capital Resources
-------------------------------

Historical. Historically, the Company's primary sources of liquidity have been cash from operations and borrowings under our credit facility. The Company's principal uses of liquidity have been to provide working capital, to meet debt service requirements and finance the Company's strategic plans. For fiscal 1999, quarterly net revenues as a percentage of total revenues were approximately 29%, 26%, 21%, and 24%, respectively, for the first through fourth quarters of the fiscal year. In addition, for fiscal 1999, quarterly cash flow provided for operations were approximately $3.3 million, $8.7 million, $3.4 million, and $1.4 million, respectively for the first through fourth quarters of the fiscal year. The Company's need for cash has historically been greater in its first and second quarters when cash generated from operating activities coupled with draw-downs from bank lines have been invested in receivables and to a lesser extent inventories. The Company experiences higher levels of sales in the first two quarters of the year due to the traditional flower giving holidays, such as Valentine's Day in February and Mother's Day in May. For the three months ended March 31, 2000 the Company used $8.9 million in proceeds from borrowings to invest $1.6 million in capital expenditures and fund working capital for operating activities.

In the three months ended March 31, 2000, operating activities used $5.0 million of net cash compared to $3.3 million of cash used in operations in the same period last year. The increase in cash used in operations is principally attributable to $11.9 million lower net income offset by $7.5 million increase in the integration reserve and $2.7 million decrease in the use of cash for working capital and other assets and liabilities.

  Our capital expenditures for the three months ended March 31, 2000 were approximately $1.6 million. These capital expenditures were primarily for vehicles, machinery, office equipment and computer equipment and software, building additions, and facility upgrades. Although we currently do not have any commitments to make significant capital expenditures, we expect to expend approximately $6.0 million for capital expenditures in the next twelve months in the normal course of business.

Financing. Our existing credit agreement is with a syndicate of lenders for which Bankers Trust Company serves as agent (the "Credit Agreement"). Pursuant to the terms of the Credit Agreement as of October 2, 1998, the amount of our revolving credit facility was increased to $200 million, of which the sub-limit for permitted acquisitions is $180 million and the sub-limit for working capital purposes and letters of credit is $20 million. In addition, of the $200 million in revolving credit facilities, up to $15 million has been designated to be a revolving loan which is available to certain of our foreign subsidiaries in either Deutsche Marks or Guilders. Further, a new $50 million, Deutsche Mark denominated term loan was created as an additional source of borrowings in excess of the $200 million revolving credit facility. Borrowings under the revolving credit facility bear interest, at our option, at (a) Bankers Trust Company's base rate plus an applicable margin of up to 1.25% or (b) a Eurodollar rate plus an applicable margin of up to 2.50%. Borrowings under the term loan bear interest at the inter-bank rate for Deutsche Marks plus an applicable margin of up to 2.50%. For the execution of the Amended Credit Agreement the Company paid aggregate financing fees of approximately $3.9 million, which has been deferred and is being amortized over the term of the Credit Agreement. In addition, a commitment fee of up to 0.50% is being charged on the unused portion of the revolving credit facility on a quarterly basis. Both the revolving credit facilities and the term loan mature five years from the closing date. At March 31, 2000 outstanding borrowings under our Credit Agreement aggregated $205.5 million. The Company does not have any required repayments of term loans until December 31, 2000.

  As of December 31, 1999, the Company was not in compliance with applicable financial covenants, including the leverage ratio. Pursuant to the terms of the Credit Agreement, non-compliance with one or more financial covenants permits the lenders to exercise certain remedies, which include termination of the commitment and declare that the principal balance and any accrued interest on all loans and obligations immediately due and payable. The Company obtained a waiver on all financial covenants at December 31, 1999, and on March 24, 2000, the financial covenants, including the leverage ratio and consolidated interest coverage ratio, were amended under the Fourth Amendment and Waiver to the Credit Agreement ("Fourth Amendment"). Pursuant to the terms of the Fourth Amendment, the Company is required to achieve minimum EBITDA levels. The minimum EBITDA levels established in the Fourth Amendment are based upon the objectives set forth in the Company's 2000 Operating Plan and require that the Company's achieve the following EBITDA levels in fiscal year 2000; Q1 - $11.5 million, Q2
- $12.75 million, Q3 - $1.25 million, and Q4 - $8.0 million. Additionally, the Fourth Amendment limits the level of the Company's total outstanding borrowings to $224.0 million and at March 31, 2000, the aggregate outstanding borrowings were approximately $205.5 million. As a result of the Fourth Amendment limits on the level of the Company's total outstanding borrowings, approximately $0.3 million of the financing fees deferred and amortized in October 1998 were written off and recorded as interest expense during the first quarter of 2000. In consideration for the Fourth Amendment, the Company agreed to pay a financing fee of $1.75 million on March 31, 2001 and issue approximately 822,000 warrants to purchase common stock of the Company at an exercise price of $0.25 per share. The warrants issued are exercisable anytime after March 31, 2001 and expire March 31, 2010. Both the financing fee and the fair value of the warrants issued have been deferred and will be amortized over the remaining term of the Amended Credit Agreement.

  The Company believes there is a risk that it will not achieve the objectives of its 2000 Operating Plan and therefore, not comply with the covenants in the Fourth Amendment of its credit facility. If the Company is unable to comply with the covenants, obtain waivers or obtain adequate alternative sources of financing, it will have a material adverse effect on the Company.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

  There has been no material change in the information set forth in our December 31, 1999 Form 10-K filed with the Securities and Exchange Commission on March 31, 2000.

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

              Form 8-K - Filed February 23, 2000

              Exhibit 27 - Financial data schedule

                                   SIGNATURES

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         U.S.A. FLORAL PRODUCTS, INC.

                                     By:    /s/ Michael W. Broomfield
                                        ------------------------------------
                                         Michael W. Broomfield
                                         Chief Executive Officer



Date: May 15, 2000                   By:    /s/ G. Andrew Cooke
                                        ------------------------------------
                                         G. Andrew Cooke
                                         Chief Financial Officer