Form 10-Q
period 2000-06-30
U S A FLORAL PRODUCTS INC
filed 2000-08-15
CIK 1043438

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   -----------

                                    FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2000
                                         -------------

                                       or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                  to
                                        ---------------      ----------------

                Commission file number        000-23121
                                         ------------------

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

    The number of shares outstanding of the registrant's Common stock, par value $.001 per share (which is the only outstanding class of the registrant's common stock) was 16,112,404 shares at August 14, 2000.

                          U.S.A. FLORAL PRODUCTS, INC.
                          ----------------------------

                                      INDEX
                                      -----


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets at June 30, 2000 and December 31, 1999

         Consolidated Statements of Operations for the Six Months Ended June 30, 2000 and 1999 and for the Three Months Ended June 30, 2000 and 1999

         Consolidated Statement of Stockholders' Equity for the Six Months Ended June 30, 2000

         Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2000 and 1999

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

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1. Financial Statements

                          U.S.A. FLORAL PRODUCTS, INC.

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except par value)


                                                            June 30, 2000     December 31, 1999
                                                            -------------     -----------------
ASSETS
Current assets:
  Cash and cash equivalents                                   $  13,878           $  10,048
  Accounts receivable, net of allowance of
    $9,051 and $7,774, respectively                              97,250             102,524
  Inventory                                                      21,383              24,569
  Prepaid expenses and other assets                              10,999              14,444
  Recoverable income taxes                                        3,108                   -
  Deferred income tax assets                                      2,224               2,931
                                                              ---------           ---------
    Total current assets                                        148,842             154,516
Property and equipment, net                                      48,426              53,357
Goodwill, net                                                   262,074             267,590
Restricted cash                                                   3,865               3,834
Deferred financing costs                                          5,150               2,971
Other assets                                                      2,622               4,542
                                                              ---------           ---------
    Total assets                                              $ 470,979           $ 486,810
                                                              =========           =========
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                             $ 200,521           $   4,919
  Accounts payable                                               47,438              60,574
  Accrued expenses                                               18,207              15,501
  Restructuring reserve                                           5,728                 269
  Due to stockholders                                             2,278               2,278
  Income taxes payable                                            2,248               2,328
                                                              ---------           ---------
    Total current liabilities                                   276,420              85,869
Long-term debt                                                    1,172             195,914
Deferred income tax liabilities                                   5,140               3,469
Other liabilities                                                   538                 618
                                                              ---------           ---------
    Total liabilities                                           283,270             285,870
                                                              ---------           ---------
Minority interests in subsidiaries                                  314                 363
                                                              ---------           ---------
Commitments and contingencies

Stockholders' equity:
  Common stock, $0.001 par value: 100,000 shares authorized;
    15,950 and 16,266 shares issued, respectively                    16                  16
  Treasury stock (14 shares)                                       (287)               (287)
  Additional paid-in capital                                    190,693             193,477
  Retained earnings (accumulated deficit)                        (4,748)              5,093
  Accumulated other comprehensive income                          1,721               2,278
                                                              ---------           ---------
    Total stockholders' equity                                  187,395             200,577
                                                              ---------           ---------
    Total liabilities and stockholders' equity                $ 470,979           $ 486,810
                                                              =========           =========


      The accompanying notes are an integral part of these consolidated financial statements.

                          U.S.A. FLORAL PRODUCTS, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)

                                                 Six Months Ended   Six Months Ended   Three Months Ended     Three Months Ended
                                                   June 30, 2000      June 30, 1999       June 30, 2000          June 30, 1999
                                                 ----------------   ----------------   -------------------    ------------------
Net revenues                                         $ 491,946          $ 510,384           $ 240,301              $ 239,041
Cost of sales                                          371,357            380,616             181,406                175,847
                                                     ---------          ---------           ---------              ---------
  Gross margin                                         120,589            129,768              58,895                 63,194

Selling, general and administrative expenses           104,628            107,064              52,150                 53,085
Goodwill amortization                                    3,524              3,507               1,766                  1,780
Integration charge                                      10,155                 40                   -                      3
                                                     ---------          ---------           ---------              ---------
  Income from operations                                 2,282             19,157               4,979                  8,326

Other income (expense):
  Interest expense                                      (9,505)            (7,911)             (4,874)                (4,048)
  Interest income                                          612                994                 297                    612
  Other                                                     24                322                  68                    140
  Loss on sale of business assets                       (3,673)                 -              (3,673)                     -
                                                     ---------          ---------           ---------              ---------
Income (loss) before income taxes and minority
  interest                                             (10,260)            12,562              (3,203)                 5,030
Provision for (benefit from) income taxes                 (442)             6,819              (1,263)                 3,307
                                                     ---------          ---------           ---------              ---------
Income (loss) before minority interest                  (9,818)             5,743              (1,940)                 1,723
Minority interest                                          (23)                 3                  (7)                    11
                                                     ---------          ---------           ---------              ---------
Net income (loss)                                    $  (9,841)         $   5,746           $  (1,947)             $   1,734
                                                     =========          =========           =========              =========
Net income (loss) per share:
  Basic                                              $   (0.60)         $    0.35           $   (0.12)             $    0.11
  Diluted                                            $   (0.60)         $    0.35           $   (0.12)             $    0.11
Weighted average shares outstanding:
  Basic                                                 16,450             16,315              16,472                 16,315
  Diluted                                               16,450             16,496              16,472                 16,429


        The accompanying notes are an integral part of these consolidated financial statements.

                          U.S.A. FLORAL PRODUCTS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                                                        Retained      Accumulated
                                            Common Stock                Additional      Earnings         Other          Total
                                          ---------------    Treasury     Paid-In     (Accumulated    Comprehensive   Stockholders'
                                          Shares   Amount     Stock       Capital        Deficit)        Income          Equity
                                          ------   ------    --------    ----------   ------------    -------------   -------------
Balances at December 31, 1999             16,252     $16      $ (287)    $193,477        $ 5,093          $2,278        $200,577
Issuance of common stock and warrants         87       -                    1,520                                          1,520
Receipt and retirement of common stock      (403)                          (4,304)                                        (4,304)
Net loss                                                                                  (9,841)                         (9,841)
Foreign currency adjustment                                                                                 (557)           (557)
                                          --------------------------------------------------------------------------------------
Balances at June 30, 2000                 15,936     $16      $ (287)    $190,693        $(4,748)         $1,721        $187,395
                                          ======================================================================================

       The accompanying notes are an integral part of these consolidated financial statements

                           U.S.A. FLORAL PRODUCTS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                        Six Months Ended     Six Months Ended
                                                          June 30, 2000        June 30, 1999
                                                        ----------------     ----------------
Cash flows from operating activities:
   Net income (loss)                                        $ (9,841)            $  5,746
   Adjustments to reconcile net income (loss) to cash
   provided by operating activities:
      Depreciation and amortization                            4,409                4,846
      Amortization of goodwill                                 3,524                3,507
      Amortization of deferred financing costs                   903                  252
      Loss (gain) on disposal of property and equipment         (123)                  46
      Loss on disposal of business assets                      3,673                    -
      Loss (gain) applicable to minority interests                23                   (3)
      Changes in operating assets and liabilities,
      exclusive of acquired/divested companies:
        Accounts receivable                                    4,595               (1,674)
        Inventory                                              2,879               (2,175)
        Prepaid expenses and other current assets               (912)              (3,393)
        Other assets                                           1,885                  790
        Income taxes payable                                    (817)               1,980
        Accounts payable                                     (11,336)              (4,040)
        Accrued expenses                                       1,397                2,758
        Other liabilities                                     (1,430)                   -
        Integration reserve                                    7,062                    -
                                                            --------             --------
          Net cash provided by operating activities            5,891                8,640
                                                            --------             --------

   Cash flows from investing activities:
      Purchases of property and equipment                     (3,278)              (6,675)
      Proceeds from sale of property and equipment               845                  900
      Proceeds from sale of business assets                    1,000                    -
      Payments to stockholders                                  (800)              (4,658)
      Payment for business acquisitions                         (376)                   -
      Increase in restricted cash                                (31)                 (97)
                                                            --------             --------
          Net cash used in investing activities               (2,640)             (10,530)
                                                            --------             --------

   Cash flows from financing activities:
      Proceeds from and repayments of debt                     3,038               (2,037)
      Increase in deferred financing costs                    (1,820)                (154)
      Proceeds from issuance of common stock                      57                  164
      Proceeds from exercise of stock options                      -                   87
      Stock issuance costs                                         -                  (92)
                                                            --------             --------
          Net cash provided by (used in) financing
            activities                                         1,275               (2,032)
                                                            --------             --------
    Effect of exchange rates on cash                            (696)                 777
                                                            --------             --------
   Net increase (decrease) in cash and cash equivalents        3,830               (3,145)
   Cash and cash equivalents - beginning of the period        10,048               20,196
                                                            --------             --------
   Cash and cash equivalents - end of the period            $ 13,878             $ 17,051
                                                            ========             ========

See Note 12 for supplemental cash flow information


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           U.S.A FLORAL PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)


NOTE 1 - GENERAL

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

NOTE 2 - ACQUISITIONS

     Pursuant to the terms of the purchase agreements, contingent consideration in the amount of $4,304, originally paid to the former shareholders of Maxima was returned to the Company in April 2000 as a result of their 1999 adjusted earnings before interest and taxes being lower than the 1998 adjusted earnings before interest and taxes. The common shares associated with the contingent consideration were retired during the three-month period ended June 30, 2000. Additional contingent purchase consideration related to earn-out arrangements included in the definitive agreements for Allan Stanley were finalized during the three months ended March 31, 2000. Subsequent to March 31, 2000, the total additional purchase consideration paid to the former owners of Allan Stanley was $350 ($150 in cash and $200 in shares of common stock) .

NOTE 3 - LOSS ON SALE OF BUSINESS ASSETS

     On June 30, 2000, the Company executed a definite sales agreement to sell the assets and liabilities of its Alpine Gem subsidiary. It was determined by management that the Alpine Gem subsidiary no longer fit with the strategic direction of USA Floral. As a result of the sale, the Company incurred a loss on sale of approximately $3.7 million, primarily related to the unamortized goodwill balance.

                           U.S.A FLORAL PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)


NOTE 4 - EARNINGS PER SHARE


     The shares used in computing net income (loss) per share are as follows:

                                   Six months ended         Three months ended
                                       June 30,                  June 30,
                                  2000         1999         2000         1999
                                ---------    ---------    ---------    ---------
Weighted average shares
 outstanding -- basic             16,450       16,315       16,472       16,315
Dilution attributable to
 options                               -          149            -           51
Dilution attributable to
 potentially issuable shares
 under earnout arrangements            -           32            -           63
                                ---------    ---------    ---------    ---------
Weighted average shares
 outstanding -- diluted           16,450       16,496       16,472       16,429
                                ---------    ---------    ---------    ---------

     Included in the weighted average shares outstanding -- basic are 44 shares of common stock issued under the employee stock purchase plan at June 30, 2000. As the Company reported a loss for the period ended June 30, 2000, 20 options and 347 warrants were excluded from the weighted average shares outstanding -- diluted calculation for the six months ended June 30, 2000 and 640 warrants were excluded from the weighted average shares outstanding -- diluted calculation for the three months ended June 30, 2000 because to do so would have been anti-dilutive.


NOTE 5 - INVENTORY

     Inventory consists of the following finished goods:

                                      June 30,            December 31,
                                        2000                 1999
                                  ----------------      ----------------
Hardgoods                                $ 16,593             $ 20,430
Hardgoods inventory allowance                (517)                (642)
                                  ----------------      ----------------
Hardgoods, net of allowance                16,076             $ 19,788
Perishables                                 5,307                4,781
                                  ----------------      ----------------
                                         $ 21,383             $ 24,569
                                  ----------------      ----------------

NOTE 6 - COMMITMENTS AND CONTINGENCIES

     The Company is involved in various legal proceedings that have arisen in the ordinary course of business. The Company does not believe that any of these proceedings will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Antidumping

     Beginning in 1986, the U.S. Department of Commerce (the "DOC") imposed an antidumping duty deposit ("ADD") on the importation of certain flowers (the "Antidumping Order") from Colombia. Such antidumping duty is subject to change based upon annual reviews of the flower growers' margins. On May 20, 1999, a settlement was reached whereby all open review periods through

                           U.S.A FLORAL PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

February 28, 1997 (periods 5, 6, 7, 9 and 10) were finalized at the cash deposit rate. That is, the Company does not owe any additional antidumping duties for those periods. On July 20, 1999, the DOC revoked the Antidumping Order on fresh cut flowers from Colombia retroactive to March 1, 1997, the beginning of period
11. Further, the DOC stated that, as a result of the retroactive revocation, the DOC has terminated its reviews of periods 11 and 12 and that the DOC intends to refund any ADD collected on or after March 1, 1997. Therefore, as a result of the final determinations by the DOC regarding open review periods and the DOC's retroactive revocation of the Antidumping Order, the Company released antidumping reserves aggregating $2.2 million as a reduction to cost of sales during the second quarter of 1999. Further, ADD refunds aggregating $1.9 million related to periods subsequent to March 1, 1997, were received during the first quarter of 2000 and were recorded as a reduction to cost of sales. Management believes that the majority of refunds related to periods subsequent to March 1, 1997, have been received at June 30, 2000.

NOTE 7 - INTEGRATION AND RESTRUCTURING PLANS

March 2000 Restructuring Plan

     In the first quarter of 2000, the Company recorded a restructuring charge of approximately $10.2 million before income taxes. The Company will discontinue several strategic initiatives, close certain under-performing and unprofitable business locations and re-focus on the core business operations. The charge principally relates to severance payments, lease termination costs, write-down of information technology assets and the write-down of property and equipment associated with the discontinuance of strategic initiatives and the write-down of assets, including property and equipment and goodwill related to the closure of one company and two branch locations of two wholesale companies. The closure of the unprofitable locations was substantially completed as of June 30, 2000. The balance of the restructuring plan is expected to be completed by year-end. The Company will reduce the number of employees by 85 or approximately 3% of the North American workforce.

The major components of the restructuring charge as originally estimated are as follows:

Severance and related costs                                        $1,869
Write-down of property and equipment                                1,932
Write-down of goodwill                                                710
Write-down of information technology assets                         4,215
Lease termination costs                                               228
Contract termination costs                                            980
Other costs                                                           221
                                                              ------------
                                                                 $10, 155
                                                              ------------

                           U.S.A FLORAL PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

     At June 30, 2000, $5.7 million of the restructuring charge remained in accrued liabilities and 68 employees had been terminated. Management believes the remaining accrual will be sufficient to cover the remaining costs associated with the restructuring plan. A summary of the restructuring activity is presented below:

Initial Balance                                               $ 10,155
Restructuring activity:
     Severance and related costs                                (1,711)
     Non cash write-down of property and equipment              (1,327)
     Non cash write-down of goodwill                              (153)
     Non cash write-down of information
        technology assets                                         (115)
     Lease termination costs                                      (118)
     Contract termination costs                                   (730)
     Other cash outflows                                          (273)
                                                           -------------
Balance at June 30, 2000                                      $  5,728
                                                           =============



NOTE 8 - GEOGRAPHIC REGION AND BUSINESS SEGMENT INFORMATION

     Segment information has been provided for each of the periods presented in the Company's statement of operations. The Company is organized primarily on a geographic basis with an International Division and a North America Division and secondarily based on the products and services that it offers. Each division has three segments: import/export, wholesale distribution and bouquet making and distribution. The import/export segment purchases flowers from farms located primarily in South America, Africa and Europe and sells them to wholesaler and bouquet making and distribution companies. The wholesale distribution segment purchases perishable flowers and floral related hardgoods from growers, importer/exporters and brokers and sells them to retail florists and mass marketers. The bouquet making and distribution segment procures and produces fresh cut floral bouquets for distribution primarily to mass marketers, broadly defined as supermarkets and discount retailers. The Company's reportable divisions and segments are strategic business units that offer different floral related products and services. They are managed separately because each business division and segment requires different marketing and management strategies. The Company evaluates segment performance and allocates resources to them based primarily on gross margins and income from operations.

     The accounting policies of the segments are the same as those described in the Company's 1999 Annual Report on Form 10K. Segment data includes intersegment sales and transfers which the Company accounts for as if the sales or transfers were to third parties, that is, at current market prices.

                           U.S.A FLORAL PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)


The following tables present information about reported segments:


                                     For the Six Months   For the Three Months
Revenues - external customers          Ended June 30,        Ended June 30,
                                      2000       1999       2000        1999
--------------------------------------------------------------------------------
North America Division
  Import/Export                      $102,919   $122,873   $ 50,075   $ 56,927
  Wholesale Distribution               99,356    103,669     50,824     51,898
  Bouquet Making and Distribution      95,316     97,623     48,585     46,321
--------------------------------------------------------------------------------
  Total North America Division        297,591    324,165    149,484    155,146
--------------------------------------------------------------------------------
International Division
  Import/Export                       103,462    117,475     49,694     52,675
  Wholesale Distribution               55,851     36,177     25,612     17,234
  Bouquet Making and Distribution      35,042     32,567     15,511     13,986
--------------------------------------------------------------------------------
  Total International Division        194,355    186,219     90,817     83,895
--------------------------------------------------------------------------------
Total of Reportable Segments
  Import/Export                       206,381    240,348     99,769    109,602
  Wholesale Distribution              155,207    139,846     76,436     69,132
  Bouquet Making and Distribution     130,358    130,190     64,096     60,307
--------------------------------------------------------------------------------
  Total of Reportable Segments       $491,946   $510,384   $240,301   $239,041
--------------------------------------------------------------------------------


                                     For the Six Months   For the Three Months
Revenues - intercompany                Ended June 30,        Ended June 30,
                                      2000       1999       2000        1999
--------------------------------------------------------------------------------
North America Division
  Import/Export                      $ 23,178   $ 25,005   $ 10,955   $ 11,203
  Wholesale Distribution                1,889        920        735        695
  Bouquet Making and Distribution       7,903      2,790      3,535      1,376
--------------------------------------------------------------------------------
  Total North America Division         32,970     28,715     15,225     13,274
--------------------------------------------------------------------------------
International Division
  Import/Export                        22,100     36,627      9,498     15,339
  Wholesale Distribution                3,519         68      1,670         33
  Bouquet Making and Distribution         370        238        156         59
--------------------------------------------------------------------------------
  Total International Division         25,989     36,933     11,324     15,431
--------------------------------------------------------------------------------
Total of Reportable Segments
  Import/Export                        45,278     61,632     20,453     26,542
  Wholesale Distribution                5,408        988      2,405        728
  Bouquet Making and Distribution       8,273      3,028      3,691      1,435
--------------------------------------------------------------------------------
  Total of Reportable Segments       $ 58,959   $ 65,648   $ 26,549   $ 28,705
--------------------------------------------------------------------------------

                           U.S.A FLORAL PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)


                                     For the Six Months   For the Three Months
Gross Margin                           Ended June 30,        Ended June 30,
                                      2000       1999       2000        1999
--------------------------------------------------------------------------------
North America Division
  Import/Export                      $ 31,415   $ 38,138   $ 14,943   $ 18,904
  Wholesale Distribution               30,751     32,478     15,601     16,354
  Bouquet Making and Distribution      19,194     19,314      9,566      9,528
--------------------------------------------------------------------------------
  Total North America Division         81,360     89,930     40,110     44,786
--------------------------------------------------------------------------------
International Division
  Import/Export                        22,026     24,600     10,532     11,111
  Wholesale Distribution               11,863      9,302      5,648      4,600
  Bouquet Making and Distribution       5,340      5,936      2,605      2,697
--------------------------------------------------------------------------------
  Total International Division         39,229     39,838     18,785     18,408
--------------------------------------------------------------------------------
Total of Reportable Segments
  Import/Export                        53,441     62,738     25,475     30,015
  Wholesale Distribution               42,614     41,780     21,249     20,954
  Bouquet Making and Distribution      24,534     25,250     12,171     12,225
--------------------------------------------------------------------------------
  Total of Reportable Segments       $120,589   $129,768   $ 58,895   $ 63,194
--------------------------------------------------------------------------------


                                     For the Six Months   For the Three Months
Depreciation and Amortization          Ended June 30,        Ended June 30,
                                      2000       1999       2000        1999
--------------------------------------------------------------------------------
North America Division
  Import/Export                      $  2,064   $  2,335   $  1,009   $  1,262
  Wholesale Distribution                1,593      1,491        776        780
  Bouquet Making and Distribution       1,009      1,116        470        587
--------------------------------------------------------------------------------
  Total North America Division          4,666      4,942      2,255      2,629
--------------------------------------------------------------------------------
International Division
  Import/Export                           644      1,109        308        556
  Wholesale Distribution                1,034        907        509        430
  Bouquet Making and Distribution         399        504        180        246
--------------------------------------------------------------------------------
  Total International Division          2,077      2,520        997      1,232
--------------------------------------------------------------------------------
Total of Reportable Segments
  Import/Export                         2,708      3,444      1,317      1,818
  Wholesale Distribution                2,627      2,398      1,285      1,210
  Bouquet Making and Distribution       1,408      1,620        650        833
--------------------------------------------------------------------------------
  Total of Reportable Segments       $  6,743   $  7,462   $  3,252   $  3,861
--------------------------------------------------------------------------------

                           U.S.A FLORAL PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)


                                     For the Six Months   For the Three Months
Restructuring Charge                   Ended June 30,        Ended June 30,
                                      2000       1999       2000        1999
--------------------------------------------------------------------------------
North America Division
  Import/Export                       $    30    $     -    $     -    $     -
  Wholesale Distribution                3,135         40          -          3
  Bouquet Making and Distribution          50          -          -          -
--------------------------------------------------------------------------------
  Total North America Division          3,215         40          -          3
--------------------------------------------------------------------------------
International Division
  Import/Export                             -          -          -          -
  Wholesale Distribution                    -          -          -          -
  Bouquet Making and Distribution           -          -          -          -
--------------------------------------------------------------------------------
  Total International Division              -          -          -          -
--------------------------------------------------------------------------------
Total of Reportable Segments
  Import/Export                            30          -          -          -
  Wholesale Distribution                3,135         40          -          3
  Bouquet Making and Distribution          50          -          -          -
--------------------------------------------------------------------------------
  Total of Reportable Segments        $ 3,215    $    40    $     -    $     3
--------------------------------------------------------------------------------


                                     For the Six Months   For the Three Months
Income from Operations                 Ended June 30,        Ended June 30,
                                      2000       1999       2000        1999
--------------------------------------------------------------------------------
North America Division
  Import/Export                       $ 8,084    $15,073    $ 4,317    $ 7,383
  Wholesale Distribution                   68      3,228      1,915      1,452
  Bouquet Making and Distribution       5,213      2,532      2,770        422
--------------------------------------------------------------------------------
  Total North America Division         13,365     20,883      9,002      9,257
--------------------------------------------------------------------------------
International Division
  Import/Export                         4,371      1,816      1,647        237
  Wholesale Distribution                1,260        498        580        446
  Bouquet Making and Distribution       1,000      1,181        460        466
--------------------------------------------------------------------------------
  Total International Division          6,631      3,495      2,687      1,149
--------------------------------------------------------------------------------
Total of Reportable Segments
  Import/Export                        12,455     16,889      5,964      7,620
  Wholesale Distribution                1,328      3,726      2,495      1,898
  Bouquet Making and Distribution       6,213      3,713      3,230        888
--------------------------------------------------------------------------------
  Total of Reportable Segments        $19,996    $24,328    $11,689    $10,406
--------------------------------------------------------------------------------

                           U.S.A FLORAL PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

Total Assets                                   June 30, 2000   December 31, 1999
--------------------------------------------------------------------------------
North America Division
  Import/Export                                     $148,380            $158,870
  Wholesale Distribution                              98,163             102,306
  Bouquet Making and Distribution                     68,996              71,896
--------------------------------------------------------------------------------
  Total North America Division                       315,539             333,072
--------------------------------------------------------------------------------
International Division
  Import/Export                                       47,141              61,634
  Wholesale Distribution                              42,958              17,431
  Bouquet Making and Distribution                     11,933              12,225
--------------------------------------------------------------------------------
  Total International Division                       102,032              91,290
--------------------------------------------------------------------------------
Total of Reportable Segments
  Import/Export                                      195,521             220,504
  Wholesale Distribution                             141,121             119,737
  Bouquet Making and Distribution                     80,929              84,121
--------------------------------------------------------------------------------
  Total of Reportable Segments                      $417,571            $424,362
--------------------------------------------------------------------------------

                                    For the Six Months   For the Three Months
Capital Expenditures                  Ended June 30,         Ended June 30,
                                     2000       1999        2000       1999
--------------------------------------------------------------------------------
North America Division
  Import/Export                      $  1,244   $  1,909    $    436   $  1,109
  Wholesale Distribution                  101      2,069          56        867
  Bouquet Making and Distribution         229        854          98        286
--------------------------------------------------------------------------------
  Total North America Division          1,574      4,833         590      2,262
--------------------------------------------------------------------------------
International Division
  Import/Export                           413        936         256        779
  Wholesale Distribution                  472         18         110          -
  Bouquet Making and Distribution         232          -         127          -
--------------------------------------------------------------------------------
  Total International Division          1,117        955         493        779
--------------------------------------------------------------------------------
Total of Reportable Segments
  Import/Export                         1,657      2,846         692      1,888
  Wholesale Distribution                  573      2,088         166        867
  Bouquet Making and Distribution         461        854         225        286
--------------------------------------------------------------------------------
  Total of Reportable Segments       $  2,691   $  5,787    $  1,083   $  3,041
--------------------------------------------------------------------------------

                           U.S.A FLORAL PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)


A reconciliation of total segment income from operations to total consolidated income before income taxes is as follows;


                                        For the Six Months      For the Three Months
                                          Ended June 30,            Ended June 30,
Income from Operations                  2000         1999         2000         1999
-----------------------------------------------------------------------------------------
Total segment income from operations    $ 19,996     $ 24,328     $ 11,689     $ 10,406
Interest income                              612          994          297          612
Interest expense                          (9,505)      (7,911)      (4,874)      (4,048)
Other income                                  24          322           68          140
Loss on sale of business assets           (3,673)           -       (3,673)           -
Unallocated information technology
     expenses                             (4,582)           -       (2,445)           -
Unallocated corporate S,G&A expenses      (5,590)      (4,431)      (3,950)      (1,806)
Unallocated goodwill amortization           (603)        (740)        (315)        (274)
Unallocated restructuring charge          (6,939)           -            -            -
-----------------------------------------------------------------------------------------
Total consolidated income (loss)
     Before Income taxes                $(l0,260)    $ 12,562     $ (3,203)    $  5,030
-----------------------------------------------------------------------------------------


As part of the Company's increased focus to control costs a technology department was established. Prior to January 1, 2000 the expenses associated with information technology were recorded by each subsidiary and reported as a component of total segment income from operations. Prior period information technology expenses were not restated because to do so would be impracticable.

A reconciliation of total segment assets to consolidated total assets is as follows:

                                            June 30,            December 31,
Total Assets                                  2000                  1999
--------------------------------------------------------------------------------
Total segment assets                          $ 417,571             $ 424,362
Elimination of intercompany receivable           (5,354)                 (592)
Goodwill not allocated to segments               45,114                54,200
Other assets                                     13,648                 8,840
--------------------------------------------------------------------------------
Total consolidated assets                     $ 470,979             $ 486,810
--------------------------------------------------------------------------------


The following table presents revenues and long-lived assets information by geographic area. Sales are based on the country in which the sale originates (i.e., where the legal subsidiary is domiciled) and does not include intercompany sales.


                               For the Six Months         For the Three Months
Revenues                         Ended June 30,              Ended June 30,
                               2000          1999          2000          1999
                           -----------------------------------------------------
United States                $279,752      $306,961      $140,345      $146,678
Germany                        53,476        60,185        24,396        27,246
Netherlands                    86,967        74,837        41,612        34,576
Other foreign countries        71,751        68,401        33,948        30,541
                           -----------------------------------------------------
     Total                   $491,946      $510,384      $240,301      $239,041
                           -----------------------------------------------------

                           U.S.A FLORAL PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)


Long-lived Assets                 June 30, 2000        December 31, 1999
                               --------------------------------------------
United States                          $231,041                 $230,503
Germany                                  70,934                   72,734
Netherlands                               7,204                    7,681
Other foreign countries                  12,958                   21,376
                               --------------------------------------------
     Total                             $322,137                 $332,294
                               --------------------------------------------


NOTE 9 - INCOME TAXES

     The effective income tax rate is different than the statutory rate primarily due to the non-deductibility of certain goodwill amortization. The effect of the non-deductibility of certain goodwill amortization is much more pronounced with the lower base of income (loss) before provision for taxes. During the six month period ended June 30, 2000, the Company recorded an income tax benefit of $2.0 million in the North American division and an income tax provision of $1.6 million in the International division. The income tax benefit in North America relates to certain net operating loss carrybacks which will be utilized in future taxation periods. No valuation allowance has been made against these income tax benefits.


NOTE 10 - CREDIT FACILITY

     Effective October 2, 1998, the Company amended and restated its existing credit agreement with a syndicate of lenders for which Bankers Trust Company serves as agent (the "Amended Credit Agreement"). Pursuant to the terms of the Amended Credit Agreement, the amount of the Company's revolving credit facilities was increased to $200 million, of which the sub-limit for permitted acquisitions is $180 million and the sub-limit for working capital purposes and letters of credit is $20 million. In addition, of the $200 million in revolving credit facilities, up to $15 million has been designated to be a revolving loan, which is available to certain foreign subsidiaries of USA Floral in either Deutsche Marks or Guilders. Further, a new $50 million, Deutsche Mark denominated term loan was created as an additional source of borrowings in excess of the $200 million revolving credit facilities. Borrowings under the revolving credit facilities bear interest, at the Company's option, at (a) Bankers Trust Company's base rate plus an applicable margin of up to 1.25% or
(b) a Eurodollar rate plus an applicable margin of up to 2.50%. Borrowings under the term loan bear interest at the interbank rate for Deutsche Marks plus an applicable margin of up to 2.50%. The Company paid aggregate financing fees of approximately $3.9 million, which has been deferred and will be amortized over the term of the Amended Credit Agreement. In addition, a commitment fee of 0.50% will be charged on the unused portion of the revolving credit facilities on a quarterly basis. Both the revolving credit facilities and the term loan mature five years from the closing date. The installments of the term loan in the next four years are: 2000 - $2.5 million, 2001 - $12.5 million, 2002 - $20 million and 2003 - $15 million. At June 30, 2000, the aggregate outstanding indebtedness under both the revolving credit facilities and the term loan including issued Letters of Credit was approximately $201.7 million and the effective interest rate was approximately 9.4% on the revolving credit facility and approximately 6.9% on the term loan.

                           U.S.A FLORAL PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)


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

     On March 24, 2000, the financial covenants, including the leverage ratio and consolidated interest coverage ratio were amended under the Fourth Amendment and Waiver to the Credit Agreement ("Fourth Amendment"). Pursuant to the terms of the Fourth Amendment, the Company is required to achieve minimum EBITDA levels. The minimum EBITDA levels established in the Fourth Amendment are based upon the objectives set forth in the Company's 2000 Operating Plan. Additionally, the Fourth Amendment limits the level of the Company's total outstanding borrowings to $224.0 million. As a result of the Fourth Amendment, the level of available total outstanding borrowings to the Company was reduced and the Company recorded a charge of $0.3 million in the first quarter 2000, representing a write-off of a prorata portion of the unamortized deferred financing fees related to the October 1998 credit facility amendment, which has been recorded as interest expense in the accompanying Statement of Operations.

     In consideration for the Fourth Amendment, the Company agreed to pay a financing fee of $1.75 million on March 31, 2001 and issue approximately 865 warrants to purchase common stock of the Company at an exercise price of $0.25 per share. The warrants issued are exercisable anytime after March 31, 2001 and expire March 31, 2010. Both the financing fee and the fair value of the warrants issued have been deferred and will be amortized over the remaining term of the Amended Credit Agreement.

     As of June 30, 2000, the Company was not in compliance with the applicable financial covenants, including the leverage ratio. Pursuant to the terms of the Credit Agreement, non-compliance with one or more financial covenants permits the lenders to exercise certain remedies, which include termination of the commitment and declare that the principal balance and any accrued interest on all loans and obligations immediately due and payable. The Lenders have not exercised these remedies. The Company obtained a waiver letter through August 16, 2000, from the Bank with respect to the noncompliance as of June 30, 2000 under the Amended Credit Agreement. Based on current projections, the Company anticipates it will not be in compliance with the financial covenants in the third quarter. Hence, the outstanding balance has been classified as a current liability at June 30, 2000. In order to be in compliance with certain covenants in the Credit Agreement during the remainder of 2000, the Company will likely require additional amendments. The Company is currently discussing amending the financial covenants and restructuring the debt with the bank. There can be no assurance that any such amendment will be available on terms favorable to the Company. Inability of the Company to reach an agreement with the Lender on amendments or to arrange alternative financing could have a material adverse affect on the Company. If the current credit agreement is refinanced or the borrowed amount is declared by the lenders to be payable on demand, the remaining unamortized deferred financing costs of $5.2 million will be adjusted in the period of refinancing or when the debt is declared payable.

                           U.S.A FLORAL PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)


NOTE 11 - COMPREHENSIVE INCOME (LOSS)

The table below presents the components of the Company's comprehensive income
(loss) for the three and six month periods ended June 30, 2000 and 1999:

                                  For the Six Months       For the Three Months
                                    Ended June 30,            Ended June 30,
                                  2000         1999         2000          1999
                              --------------------------------------------------
Net income (loss)               $ (9,841)    $  5,746      $(l,947)     $  1,734
Foreign currency translation
  adjustment                        (557)         843          (391)         798
                              --------------------------------------------------
Comprehensive income (loss)     $(10,398)    $  6,589      $ (2,338)    $  2,532
                              --------------------------------------------------


NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental disclosure of cash flow information:

                                               Six months ended June 30,
                                                2000             1999
                                                -----------------------------
Cash paid during the period for interest           $8,594           $4,501
                                                   ------           ------
Cash paid during the period for income taxes       $2,172           $3,005
                                                   ------           ------

During the six months ended June 30, 2000 the Company issued warrants valued at $1,262 in consideration for the Fourth Amendment and Waiver to the Credit Aggreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended June 30, 2000

Statement of Operations:           For the Three           For the Three
(in thousands except per            Months ended            Months ended
    share data)                    June 30, 2000           June 30, 1999
                                ------------------------------------------------
Net revenue                        $240,301   100.0%       $239,041   100.0%
Cost of sales                       181,406    75.5%        175,847    73.6%
                                ------------------------------------------------
Gross margin                         58,895    24.5%         63,194    26.4%
Selling, general and
   administrative expenses           52,150    21.7%         53,085    22.2%
Goodwill amortization                 1,766     0.7%          1,780     0.7%
Integration charges                       -     0.0%              3     0.0%
                                ------------------------------------------------
Income from operations                4,979     2.1%          8,326     3.5%
Interest expense                     (4,874)   (2.0)%        (4,048)   (l.7)%
Interest income                         297     0.1%            612     0.3%
Other                                    68     0.0%            140     0.0%
Loss on sale of business assets      (3,673)   (1.5)%             -     0.0%
                                ------------------------------------------------
Income (loss) before income
  taxes and minority interest        (3,203)   (1.3)%         5,030     2.1%
Provision for (benefit from)
  income taxes                       (1,263)   (0.5)%         3,307     1.4%
                                ------------------------------------------------
Income (loss) before minority
   interest                          (1,940)   (0.8)%         1,723     0.7%
Minority interest                        (7)   (0.0)%            11     0.0%
                                ------------------------------------------------

Net income (loss)                   $(l,947)   (0.8)%        $1,734     0.7%
                                ------------------------------------------------

Net income (loss) per share:
Basic                                $(0.12)                  $0.11
Diluted                              $(0.12)                  $0.11

Shares used in computing
   net income (loss) per share:
Basic                                16,472                  16,315
Diluted                              16,472                  16,429


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


Results of Operations
---------------------

Three months ended June 30, 2000 compared to three months ended June 30, 1999

     Net Revenues. Net revenues for the quarter ended June 30, 2000 were $240.3 million. Revenues increased from $239.0 million in the same quarter last year. Revenues for the North America Division were $149.5 million, or 62.2% of the consolidated revenues and revenues for the International Division were $90.8 million, or 37.8%. In 1999, 64.9% revenues were generated by the North American Division and 35.1% were generated by the International Division. Revenues for the International Division consisted primarily of revenues from Germany, the Netherlands, Italy and Japan. The Company experienced an increase in revenues for the three months ended June 30, 2000 when compared to the same period in the prior year primarily due to the International Division. The International Division revenues increased to $90.8 million for the quarter ended June 30, 2000 from $83.9 million as a result of firmer flower pricing at the Dutch auction and increased bouquet sales to the mass markets. The Company derives nearly 40% of its revenue internationally primarily from Europe, and management estimates that the stronger U.S. dollar versus the Euro negatively impacts reported revenues by approximately 12%. The North American division experienced a decline in revenues of approximately $5.6 million or 3.6% to $149.5 million. Revenues for the import division in North America decreased $6.9 million or 12.0% to $50.1 million for the three months ended June 30, 2000. The decline in revenues can be attributable to the following: increased competition, growers selling directly to wholesalers and increased level of sales personnel turnover. Offsetting the decline in revenues in the import division was an increase in revenues in the bouquet division. Revenues for the three months ended June 30, 2000 for the bouquet division were $48.6 million an increase of $2.3 million or 4.9% over the same period in the prior year. The Company is in the process of establishing a national accounts program with designated account managers to enhance revenues in future periods.

     Gross margin. Gross margins for the three months ended June 30, 2000 and 1999 were $58.9 and $63.2 million, respectively. Gross margin as a percentage of net revenue was 24.5% and 26.4% (including the effect of the final determination of antidumping duties) for the three months ended June 30, 2000 and June 30, 1999. Included in the gross margin for June 30, 1999 was approximately $2.2 million from the final determination of antidumping duties. Beginning in 1986, the U.S. Department of Commerce (the "DOC") has imposed an antidumping duty deposit ("ADD") on the importation of certain flowers (the "Antidumping Order") from Colombia. As a result of the final determinations by the DOC regarding open review periods and the DOC's retroactive revocation of the Antidumping Order, the Company has released approximately $2.2 million in antidumping reserves at June 30, 1999. The release of the reserves was recorded as a reduction of cost of sales in the three month period ended June 30, 1999. The decrease in gross margin as a percentage of revenues for the quarter is partially attributable to the inclusion of the final determination of antidumping duties in the comparative prior year numbers. Without the release of the $2.2 million antidumping accrual in the period ended June 30, 1999, consolidated gross margin was 25.5%. The North America Division gross margin was 26.8% for the three months ended June 30, 2000 and 28.9% (including the effect of the final determination of antidumping duties), for the three months ended June 30, 1999. The International Division's gross margin was 20.7% for the three months ended June 30, 2000 and 21.9% for the three months ended June 30, 1999. The decline in gross margin as a percentage of revenues in the International Division is due primarily to firmer flower pricing at the Dutch auctions and higher labor costs associated with bouquet manufacturing during the three months ended June 30, 2000.

     Selling, General and Administrative. Selling, general and administrative expenses were $52.2 million in the three months ended June 30, 2000, or 21.7% of net revenues, and $53.1 million, or 22.2% of net revenues, in the three months ended June 30, 1999. The decrease in selling, general and administrative expenses for the three months ended June 30, 2000 is the primary result of integration and consolidation of operations and a reduction in sales volume. The Company continues to integrate all its Miami-based import companies into one facility to improve efficiencies and eliminate redundancies .

     Income from operatiOns. Income from operations was $5.0 million, or 2.1% of net revenues, for the three months ended June 30, 2000, and $8.3 million, or 3.5% of net revenues, for the three months ended June 30, 1999 for the reasons discussed above.

     Interest expense. For the three months ended June 30, 2000, interest expense was approximately $4.9 million as compared to $4.0 million for the three months ended June 30, 1999, an increase of $0.9 million. The Company's average borrowing rate for the three month period ended June 30, 2000 and 1999 was 8.7% and 8.0%, respectively, based on the Company's weighted average outstanding debt balance.

     Loss on sale of business assets. On June 30, 2000, the Company executed a definite sales agreement to sell the assets and liabilities of its Alpine Gem subsidiary. It was determined by management that the Alpine Gem subsidiary no longer fit with the strategic direction of USA Floral. As a result of the sale, the Company incurred a loss on sale of approximately $3.7 million, primarily related to the goodwill balance.

     Provision for income taxes. The provision for income taxes was a $1.3 million tax benefit for the three months ended June 30, 2000 on a pre-tax loss of $3.2 million compared to $3.3 million in income tax expense for the quarter ended June 30, 1999 on a pre-tax income of $5.0 million for the period. During the three month period ended June 30, 2000, the Company recorded an income tax benefit of $1.5 million in the North America division and an income tax provision of $0.2 million in the International divison. The income tax benefit in North America relates to certain net operating loss carrybacks which will be utilized in future taxation periods. No valuation allowance has been made against these income tax benefits. The 2000 and 1999 effective income tax rates of (39.4)% and 65.7%, is different than the statutory rate primarily due to the non-deductibility of certain goodwill amortization. The effect of the non-deductibility of certain goodwill amortization is much more pronounced with the lower base of income (loss) before provision for taxes.

     Net income (loss). As a result of the factors discussed above, the Company had a net loss of $1.9 million for the three months ended June 30, 2000, or $0.12 per basic and diluted share. The Company had net income of $1.7 million for the three months ended June 30, 1999, or $0.11 per basic and diluted share.

Six months ended June 30, 2000

Statement of Operations:              For the Six              For the Six
(in thousands except per             Months ended             Months ended
   share data)                      June 30, 2000            June 30, 1999
                                ------------------------------------------------

Net revenue                         $491,946    100.0%       $510,384    100.0%
Cost of sales                        371,357     75.5%        380,616     74.6%
                                ------------------------------------------------
Gross margin                         120,589     24.5%        129,768     25.4%
Selling, general and
  administrative expenses            104,628     21.3%        107,064     20.9%
Goodwill amortization                  3,524      0.7%          3,507      0.7%
Integration charges                   10,155      2.1%             40      0.0%
                                ------------------------------------------------
Income from operations                 2,282      0.4%         19,157      3.8%
Interest expense                      (9,505)    (1.9)%        (7,911)    (1.6)%
Interest income                          612      0.1%            994      0.2%
Other                                     24      0.0%            322      0.1%
Loss on sale of business assets       (3,673)    (0.7)%             -      0.0%
                                ------------------------------------------------
Income (loss) before income
  taxes and minority interest        (10,260)    (2.1)%        12,562      2.5%
Provision for (benefit from)
  income taxes                          (442)    (0.1)%         6,819      1.4%
                                ------------------------------------------------
Income (loss) before minority
  interest                            (9,818)    (2.0)%         5,743      1.1%
Minority interest                        (23)    (0.0)%             3      0.0%
                                ------------------------------------------------

Net income (loss)                    $(9,841)    (2.0)%        $5,746      1.1%
                                ------------------------------------------------

Net income (loss) per share:
Basic                                 $(0.60)                   $0.35
Diluted                               $(0.60)                   $0.35

Shares used in computing
   net income (loss) per share:
Basic                                 16,450                   16,315
Diluted                               16,450                   16,496


Results of Operations
---------------------

Six months ended June 30, 2000 compared to six months ended June 30, 1999

     Net Revenues. Net revenues for the six months ended June 30, 2000 were $491.9 million. Revenues decreased from $510.4 million in the same period last year. Revenues for the North America Division were $297.6 million, or 60.5% of the consolidated revenues and revenues for the International Division were $194.4 million, or 39.5%. Revenues for the International Division consisted primarily of revenues from Germany, the Netherlands, Italy and Japan. In 1999, 63.5% of revenues were generated by the North American Division and 36.5% were generated by the International Division. The International Division revenues increased to $194.4 million for the six months ended June 30, 2000 from $186.2 million as a result of firmer flower pricing at the Dutch auction. The Company derives nearly 40% of its revenue internationally primarily from Europe, and management estimates that the stronger U.S. dollar versus the Euro negatively impacts reported revenues by approximately 13%. The North American division experienced a decline in revenues of approximately $26.6 million or 8.2% to $297.6 million. Revenues for the import division in North America decreased $20.0 million or 16.2% to $102.9 million for the six months ended June 30, 2000. The decline in revenues can be attributable to the following: increased competition, growers selling directly to wholesalers and increased level of sales personnel turnover. Revenues for the six months ended June 30, 2000 for the bouquet division were $95.3 million, a decrease of $2.3 million or 2.4% over the same period in the prior year. The Company is in the process of establishing a national accounts program with designated account managers to enhance revenues in future periods.


     Gross margin. Gross margins for the six months ended June 30, 2000 and 1999 were $120.6 million and $129.8 million. Gross margin as a percentage of net revenue was 24.5% (including the effect of the anti-dumping deposit refunds) and 25.4% (including the effect of the final determination of antidumping duties) for the six months ended June 30, 2000 and June 30, 1999. Included in the gross margin for June 30, 1999 was approximately $2.2 million from the final determination of antidumping duties. Beginning in 1986, the U.S. Department of Commerce (the "DOC") has imposed an antidumping duty deposit ("ADD") on the importation of certain flowers (the "Antidumping Order") from Colombia. As a result of the final determinations by the DOC regarding open review periods and the DOC's retroactive revocation of the Antidumping Order, the Company has released approximately $2.2 million in antidumping reserves at June 30, 1999. The release of the reserves was recorded as a reduction of cost of sales in the three month period ended June 30, 1999. ADD refunds aggregating $1.9 million related to periods subsequent to March 1, 1997, were received during the first quarter of 2000 and were recorded as a reduction to cost of sales. The North America Division gross margin was 27.3% for the six months ended June 30, 2000 and 27.7% for the six months ended June 30, 1999. The International Division's gross margin was 20.2% for the six months ended June 30, 2000 and 21.4% for the six months ended June 30, 1999. The decline in gross margin as a percentage of revenues in the International Division is due primarily to firmer flower pricing at the Dutch auctions and increase cost of labor in bouquet manufacturing during the six months ended June 30, 2000.

     Selling, General and Administrative. Selling, general and administrative expenses were $104.6 million in the six months ended June 30, 2000, or 21.3% of net revenues and $107.1 million in the six months ended June 30, 1999, or 20.9% of net revenues. The decrease in selling, general and administrative expenses for the six months ended June 30, 2000 is the primary result of integration and consolidation of operations and a reduction in sales volume. The Company continues to integrate all its Miami-based import companies into one facility to improve efficiencies and eliminate redundancies.


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

     In the first quarter of 2000, the Company recorded a restructuring charge of approximately $10.2 million before income taxes ($6.4 million after income taxes). The Company will discontinue several strategic initiatives, close certain under-performing and unprofitable business locations and re-focus on the core business operations. The charge principally relates to severance payments, lease termination costs, the write-down of information technology assets and the write-down of property and equipment associated with the discontinuance of strategic initiatives and the write-down of assets, including property and equipment and goodwill related to the closure of one company and two branch locations of two wholesale companies. The closure of the unprofitable locations were substantially completed as of June 30, 2000. The balance of the restructuring plan is expected to be completed by year-end. The Company will reduce the number of employees by 85 or approximately 3% of the North American workforce.

     Income from operations. Income from operations was $2.3 million, or 0.4% of net revenues, for the six months ended June 30, 2000 and $19.2 million, or 3.8% of net revenues, for the six months ended June 30, 1999 for the reasons discussed above.

     Interest expense. For the six months ended June 30, 2000, interest expense was approximately $9.5 million as compared to $7.9 million for the six months ended June 30, 1999, an increase of $1.6 million. Interest expense for the six months ended June 30, 2000 includes a charge of approximately $0.3 million related to the write-off of deferred financing fees related to the amendment limits on the level of the Company's total outstanding borrowings. The Company's average borrowing rate for the six month period ended June 30, 2000 and 1999 was 8.2% and 8.1%, respectively, based on the Company's weighted average outstanding debt balance.

     Loss on sale of business assets. On June 30, 2000, the Company executed a definite sales agreement to sell the assets and liabilities of its Alpine Gem subsidiary. It was determined by management that the Alpine Gem subsidiary no longer fit with the strategic direction of USA Floral. As a result of the sale, the Company incurred a loss on sale of approximately $3.7 million, primarily related to the goodwill balance.

     Provision for income taxes. The provision for income taxes was a $0.4 million tax benefit for the six months ended June 30, 2000 on a pre-tax loss of $10.3 million compared to $6.8 million in income tax expense for the six months ended June 30, 1999 on a pre-tax income of $12.6 million for the period. During the six month period ended June 30, 2000, the Company recorded an income tax benefit of $2.0 million in the North America division and an income tax provision of $1.6 million in the International division. The Income tax benefit in North America relates to certain net operating loss carrybacks which will be utilized in future taxation periods. The 2000 and 1999 effective income tax rates of (4.3)% and 54.3% is different than the statutory rate primarily due to the non-deductibility of certain goodwill amortization. The effect of the non-deductibility of certain goodwill amortization is much more pronounced with the lower base of income (loss) before provision for taxes.

     Net income (loss). As a result of the factors discussed above, the Company had a net loss of $9.8 million for the six months ended June 30, 2000, or $(0.60) per basic and diluted share. The Company had net income of $5.7 million for the six months ended June 30, 1999, or $0.35 per basic and diluted share.

Liquidity and Capital Resources
-------------------------------

     Historical. Historically, the Company's primary sources of liquidity have been cash from operations and borrowings under our credit facility. The Company's principal uses of liquidity have been to provide working capital, to meet debt service requirements and finance the Company's strategic plans. For fiscal 1999, quarterly net revenues as a percentage of total revenues were approximately 29%, 26%, 21%, and 24%, respectively, for the first through fourth quarters of the fiscal year. The Company's need for cash has historically been greater in its first and second quarters when cash generated from operating activities coupled with draw-downs from bank lines have been invested in receivables and to a lesser extent inventories. The Company experiences higher levels of sales in the first two quarters of the year due to the traditional flower giving holidays, such as Valentine's Day in February and Mother's Day in May. For the six months ended June 30, 2000 the Company used $1.3 million in proceeds from financing activities and $1.8 million in proceeds from the sale of property and equipment and business assets to invest $3.3 million in capital expenditures and fund working capital for operating activities.

      In the six months ended June 30, 2000, operating activities provided $5.9 million of net cash compared to $8.6 million of cash provided by operations in the same period last year. The decrease in cash provided by operations is principally attributable to $15.5 million lower net income offset by $7.0 million increase in the integration reserve, $3.7 million loss on disposal of business assets, and $2.0 million decrease in the use of cash for working capital and other assets and liabilities. During the six month period ended June 30, 2000 the Company experienced a decline in its days payable outstanding to 23 days from 29 days at June 30, 1999 as a result of increased pressure from suppliers. Cash used in operating activities to support the decrease in accounts payable were approximately $7.3 million. The Company's days sales outstanding was relatively consistent with the prior period at June 30, 2000, at 36 days.

     Our capital expenditures for the three months ended June 30, 2000 were approximately $3.3 million. These capital expenditures were primarily for vehicles, machinery, office equipment and computer equipment and software, building additions, and facility upgrades. Although we currently do not have any commitments to make significant capital expenditures, we expect to expend approximately $6.0 million for capital expenditures in the next twelve months in the normal course of business.

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

     On March 24, 2000, the financial covenants, including the leverage ratio and consolidated interest coverage ratio, were amended under the Fourth Amendment and waiver to the Credit Agreement ("Fourth Amendment"). Pursuant to the terms of the Fourth Amendment, the Company is required to achieve minimum EBITDA levels. The minimum EBITDA levels established in the Fourth Amendment are based upon the objectives set forth in the Company's 2000 Operating Plan and require that the Company's achieve the following EBITDA levels in fiscal year 2000; Q1 - $11.5 million, Q2 - $12.75 million, Q3 -$1.25 million, and Q4 - $8.0 million. Additionally, the Fourth Amendment limits the level of the Company's total outstanding borrowings to $224.0 million and at June 30, 2000, the aggregate outstanding borrowings were approximately $203 million. As a result of the Fourth Amendment limits on the level of the Company's total outstanding borrowings, approximately $0.3 million of the financing fees deferred and amortized in October 1998 were written off and recorded as interest expense during the first quarter of 2000. In consideration for the Fourth Amendment, the Company agreed to pay a financing fee of $1.75 million on March 31, 2001 and issue approximately 865 warrants to purchase common stock of the Company at an exercise price of $0.25 per share. The warrants issued are exercisable anytime after March 31, 2001 and expire March 31, 2010. Both the financing fee and the fair value of the warrants issued have been deferred and will be amortized over the remaining term of the Amended Credit Agreement.

     As of June 30, 2000, the Company was not in compliance with the applicable financial covenants, including the leverage ratio. Pursuant to the terms of the Credit Agreement, non-compliance with one or more financial covenants permits the lenders to exercise certain remedies, which include termination of the commitment and declare that the principal balance and any accrued interest on all loans and obligations immediately due and payable. The Lenders have not exercised these remedies. The Company obtained a waiver letter through August 16, 2000, from the Bank with respect to the noncompliance as of June 30, 2000 under the Amended Credit Agreement. Based on current projections, the Company anticipates it will not be in compliance with the financial covenants in the third quarter. Hence, the outstanding balance has been classified as a current liability at June 30, 2000. In order to be in compliance with certain covenants in the Credit Agreement during the remainder of 2000, the Company will likely require additional amendments. The Company is currently discussing amending the financial covenants and restructuring the debt with the bank. There can be no assurance that any such amendment will be available on terms favorable to the Company. Inability of the Company to reach an agreement with the Lender on amendments or to arrange alternative financing could have a material adverse effect on the Company.

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

      Other. On July 18, 2000, the Company received notification from the Nasdaq Stock Market that its common stock has failed to maintain the minimum bid price of $1.00 as required for continued listing on the Nasdaq SmallCap Market. If the bid price of USA Floral common stock does not equal or exceed $1.00 for a minimum of 10 consecutive trading days prior to October 16, 2000, USA Floral common stock will be delisted from the Nasdaq SmallCap Market. There is no assurance that the Company's common stock will be eligible for listing on the Nasdaq SmallCap Market as of October 16, 2000 and failure to maintain listing on an organized market may have a material adverse effect on the liquidity of the Company's common stock.


Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     There has been no material change in the information set forth in our December 31, 1999 Form 10-K filed with the Securities and Exchange Commission on March 31, 2000.

PART II - OTHER INFORMATION
-----------------------------

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

               Exhibit 27 -- Financial data schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          U.S.A. FLORAL PRODUCTS, INC.

Date: August 14, 2000                    By: /s/ Michael W. Broomfield
                                          --------------------------------------
                                              Michael W. Broomfield
                                              Chief Executive Officer

                                          By: /s/ G. Andrew Cooke
                                          --------------------------------------
                                              G. Andrew Cooke
                                              Chief Financial Officer