Form 10-Q
period 2000-09-30
U S A FLORAL PRODUCTS INC
filed 2000-11-17
CIK 1043438

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                 -------------

                                   FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


       For the quarterly period ended    September 30, 2000
                                      ------------------------

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


     The number of shares outstanding of the registrant's Common Stock, par value $.001 per share (which is the only outstanding class of the registrant's common stock) was 16,520,753 shares at November 14, 2000.

                          U.S.A. FLORAL PRODUCTS, INC.
                          ----------------------------

                                     INDEX
                                     -----


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets at September 30, 2000 and December 31, 1999

         Consolidated Statements of Operations for the Nine Months Ended
              September 30, 2000 and 1999 and for the Three Months Ended September 30, 2000 and 1999

         Consolidated Statement of Stockholders' Equity for the Nine Months
              Ended September 30, 2000

         Consolidated Statements of Cash Flows for the Nine Months Ended
              September 30, 2000 and 1999

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

     . availability of sufficient capital to meet our needs or on terms or at times acceptable to us; and

     .    availability of qualified personnel

     .    our ability to estimate fair market value of long-lived assets

     We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Because of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-Q might not occur.

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1. Financial Statements

                         U.S.A. FLORAL PRODUCTS, INC.

                          CONSOLIDATED BALANCE SHEET
                       (in thousands, except par value)

                                                                        (Unaudited)
                                                                     September 30, 2000             December 31, 1999
                                                                     ------------------             -----------------
ASSETS
Current assets:
  Cash and cash equivalents                                                 $ 9,210                        $ 10,048
  Accounts receivable, net of allowance of
     $9,634 and $7,774, respectively                                         81,531                         102,524
  Inventory                                                                  20,938                          24,569
  Prepaid expenses and other assets                                           8,863                          14,444
  Recoverable income taxes                                                    3,196                               -
  Deferred income tax assets                                                      -                           2,931
                                                                     ---------------                ----------------
     Total current assets                                                   123,738                         154,516
Property and equipment, net                                                  44,940                          53,357
Goodwill, net                                                               103,148                         267,590
Restricted cash                                                               3,954                           3,834
Deferred financing costs                                                      4,735                           2,971
Other assets                                                                  2,514                           4,542
                                                                     ---------------                ----------------
      Total assets                                                        $ 283,029                       $ 486,810
                                                                     ===============                ================

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                                         $ 195,433                         $ 4,919
  Accounts payable                                                           43,027                          60,574
  Accrued expenses                                                           18,443                          15,501
  Restructuring reserve                                                       3,864                             269
  Due to stockholders                                                         1,217                           2,278
  Income taxes payable                                                        1,460                           2,328
                                                                     ---------------                ----------------
    Total current liabilities                                               263,444                          85,869
Long-term debt                                                                1,058                         195,914
Deferred income tax liabilities                                               4,783                           3,469
Other liabilities                                                               496                             618
                                                                     ---------------                ----------------
    Total liabilities                                                       269,781                         285,870
                                                                     ---------------                ----------------

Minority interests in subsidiaries                                              274                             363
                                                                     ---------------                ----------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $0.001 par value; 100,000 shares authorized;
      16,358 and 16,266 shares issued, respectively                              16                              16
  Treasury stock (14 shares)                                                   (287)                           (287)
  Additional paid-in capital                                                191,754                         193,477
  Retained earnings (accumulated deficit)                                  (180,840)                          5,093
  Accumulated other comprehensive income                                      2,331                           2,278
                                                                     ---------------                ----------------
    Total stockholders' equity                                               12,974                         200,577
                                                                     ---------------                ----------------

    Total liabilities and stockholders' equity                            $ 283,029                       $ 486,810
                                                                     ===============                ================

  The accompanying notes are an integral part of these consolidated financial statements.

                          U.S.A. FLORAL PRODUCTS, INC.

                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)








                                                  Nine Months Ended    Nine Months Ended    Three Months Ended   Three Months Ended
                                                  September 30, 2000   September 30, 1999   September 30, 2000   September 30, 1999
                                                 -------------------- -------------------- -------------------- --------------------

Net revenues                                      $          657,371   $          699,786   $          165,425   $          189,402
Cost of sales                                                497,955              518,991              126,598              138,375
                                                 -------------------- -------------------- -------------------- --------------------

  Gross margin                                               159,416              180,795               38,827               51,027

Selling, general and administrative expenses                 157,909              159,687               53,281               52,623
Goodwill amortization                                          5,261                5,299                1,737                1,792
Integration charge                                            10,155                   40                    -                    -
Impairment charge                                            156,620                    -              156,620                    -
                                                 -------------------- -------------------- -------------------- --------------------


  Income (loss) from operations                             (170,529)              15,769             (172,811)              (3,388)


Other income (expense):
  Interest expense                                           (14,664)             (12,337)              (5,159)              (4,426)
  Interest income                                                789                1,613                  177                  619
  Other                                                          246                  516                  222                  194
  Gain (loss) on sale of business assets                      (3,124)                   -                  549                    -
                                                 -------------------- -------------------- -------------------- --------------------

Income (loss) before provision for income taxes             (187,282)               5,561             (177,022)              (7,001)

Provision for (benefit from) income taxes                     (1,358)               5,305                 (916)              (1,514)

                                                 -------------------- -------------------- -------------------- --------------------

Net income (loss) before minority interest                  (185,924)                 256             (176,106)              (5,487)

Minority interest                                                 (9)                  12                   14                    9

                                                 -------------------- -------------------- -------------------- --------------------

Net income (loss)                                 $         (185,933)  $              268   $         (176,092)  $           (5,478)

                                                 ==================== ==================== ==================== ====================



Net income (loss) per share:
   Basic                                          $           (11.30)  $             0.02   $           (10.69)  $            (0.33)


   Diluted                                        $           (11.30)  $             0.02   $           (10.69)  $            (0.33)


Weighted average shares outstanding:
    Basic                                                     16,457               16,331               16,472               16,365

    Diluted                                                   16,457               16,545               16,472               16,643


  The accompanying notes are an integral part of these consolidated financial statements.

                          U.S.A. FLORAL PRODUCTS, INC.
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                                      Retained       Accumulated
                                          Common Stock                  Additional     Earnings         Other          Total
                                        ----------------    Treasury     Paid-in    (Accumulated   Comprehensive   Stockholders'
                                        Shares    Amount     Stock       Capital       Deficit)        Income         Equity
                                        ------    ------   ---------   ----------   ------------   -------------   -------------
Balances at December 31, 1999           16,252    $  16     $ (287)    $ 193,477     $    5,093        $ 2,278        $ 200,577

Issuance of common stock and warrants      495                             2,581                                          2,581

Receipt and retirement of common stock    (403)                           (4,304)                                        (4,304)

Net loss                                                                               (185,933)                       (185,933)

Foreign currency adjustment                                                                                 53               53

                                       ------------------------------------------------------------------------------------------
Balances at September 30, 2000          16,344    $  16     $ (287)    $ 191,754     $ (180,840)       $ 2,331        $  12,974
                                       ==========================================================================================

       The accompanying notes are an integral part of these consolidated financial statements

                                                                         U.S.A. FLORAL PRODUCTS, INC.

                                                                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                 (in thousands)



                                                                                Nine Months Ended               Nine Months Ended
                                                                                September 30, 2000              September 30, 1999
                                                                                 ----------------                 ---------------
Cash flows from operating activities:
     Net income (loss)                                                                $(185,933)                      $    268
     Adjustments to reconcile net income (loss) to cash
         provided by (used in) operating activities:
         Depreciation                                                                     7,412                          7,308
         Amortization of goodwill                                                         5,261                          5,299
         Amortization of deferred financing costs                                         1,318                            574
         Loss (gain) on disposal of property and equipment                                 (153)                           233
         Loss on disposal of business assets                                              3,124                              -
         Loss (gain) applicable to minority interests                                         9                            (12)
         Impairment charge                                                              156,620                              -
         Changes in operating assets and liabilities,
         exclusive of acquired/divested companies:
             Accounts receivable                                                         14,097                         (8,352)
             Inventory                                                                    2,988                         (6,151)
             Prepaid expenses and other current assets                                      748                         (2,852)
             Other assets                                                                 1,935                          1,294
             Income taxes payable                                                           962                          1,059
             Accounts payable                                                           (13,803)                        (1,898)
             Accrued expenses                                                             4,713                              -
             Other liabilities                                                           (1,594)                          (168)
             Integration reserve                                                          6,291                              -
                                                                                ----------------                ---------------

               Net cash provided by (used in) operating activities                        3,995                         (3,398)
                                                                                ----------------                ---------------

     Cash flows from investing activities:
         Purchases of property and equipment                                             (3,944)                        (9,514)
         Proceeds from sale of property and equipment                                         -                          1,274
         Proceeds from sale of business assets                                            1,000                              -
         Payments to stockholders                                                          (800)                        (7,500)
         Payment for business acquisitions                                                 (433)                             -
         Increase in restricted cash                                                       (107)                          (100)
         Increase in minority interest                                                      (26)                           (77)
                                                                                ----------------                ---------------

               Net cash used in investing activities                                     (4,310)                       (15,917)
                                                                                ----------------                ---------------

     Cash flows from financing activities:
         Proceeds from and (repayments of) debt                                           1,728                         (1,534)
         Increase in deferred financing costs                                            (1,820)                          (225)
         Proceeds from issuance of common stock                                              57                            379
         Proceeds from exercise of stock options                                              -                             87
         Stock issuance costs                                                                 -                            (88)
                                                                                ----------------                ---------------

               Net cash used in financing activities                                        (35)                        (1,381)
                                                                                ----------------                ---------------

     Effect of exchange rates on cash                                                      (488)                         5,033
                                                                                ----------------                ---------------

     Net decrease in cash and cash equivalents                                             (838)                       (15,663)
     Cash and cash equivalents  - beginning of the period                                10,048                         20,196
                                                                                ----------------                ---------------

     Cash and cash equivalents - end of the period                                    $   9,210                       $  4,533
                                                                                ================                ===============

See Note 13 for supplemental cash flow information


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

NOTE 2 - IMPAIRMENT CHARGE

     The Company accounts for the impairment of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances have occurred that indicate possible impairment. In accordance with SFAS No. 121, the Company uses an estimate of the future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. The Company evaluates at each balance sheet date whether events or circumstances have occurred which indicate possible impairment. Management began an evaluation of all Company operations in August 2000 as a result of the continued poor operating performance of the Company. As a result of this evaluation, on November 3, 2000, the Company announced a strategic plan, approved by the Board of Directors, that will focus corporate resources on its North American import/export and bouquet making and distribution business segments. Under the terms of the plan, the Company has retained a financial advisor to effect the sale of its International Division and its North American wholesale distribution business segment as soon as possible.

     Due to the significance of the changes above and the decision to divest of the Company's International Division and its North American wholesale distribution business segment, management performed an evaluation of the

                         U.S.A. FLORAL PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)

recoverability of all the assets of the Company as proscribed in SFAS No. 121, including an independent valuation analysis. Management concluded from the results of this evaluation that a significant impairment of goodwill had occurred. An impairment charge totaling $156.6 million was recorded for certain business units because the respective estimated fair values were less than the respective carrying value of the long-lived assets. Considerable management judgement is necessary to estimate fair value. Accordingly, actual results could vary significantly from management's estimates.

NOTE 3 - ACQUISITIONS

     Pursuant to the terms of the purchase agreement, contingent consideration in the amount of $4,304, originally paid to the former shareholders of Maxima was returned to the Company in April 2000 as a result of their 1999 adjusted earnings before interest and taxes being lower than the 1998 adjusted earnings before interest and taxes (the condition for the return of contingent consideration under the purchase agreement). The common shares associated with the contingent consideration were retired during the three-month period ended June 30, 2000. Additional contingent purchase consideration related to earn-out arrangements included in the definitive agreements for Allan Stanley were finalized during the three months ended March 31, 2000. Subsequent to March 31, 2000, the total additional purchase consideration paid to the former owners of Allan Stanley was $350 ($150 in cash and $200 in shares of common stock).

NOTE 4 - LOSS ON SALE OF BUSINESS ASSETS

     On June 30, 2000, the Company executed a definitive agreement to sell the assets and liabilities of its Alpine Gem subsidiary. Management determined that the Alpine Gem subsidiary no longer fit with the strategic direction of USA Floral. As a result, the Company incurred a loss on sale of approximately $3.7 million, primarily related to the unamortized goodwill balance. During the quarter ended September 30, 2000 a credit of $549 was recorded due to the finalization of the sale of Alpine Gem.

NOTE 5 - EARNINGS PER SHARE

     The shares used in computing net income (loss) per share are as follows:


                                                       Nine months ended               Three months ended
                                                          September 30,                    September 30,
                                                      2000             1999             2000             1999
                                                  -------------    -------------    -------------    -------------

Weighted average shares outstanding - basic            16,457           16,331           16,472           16,365

Dilution attributable to options                            -              100                -                -

Dilution attributable to potentially issuable
   shares under earnout arrangements                        -              114                -              278
                                                  -------------    -------------    -------------    -------------

Weighted average shares outstanding - diluted          16,457           16,545           16,472           16,643
                                                  -------------    -------------    -------------    -------------

     Included in the weighted average shares outstanding - basic are 69 shares of common stock issued under the employee stock purchase plan for the nine months ended September 30, 2000. As the Company reported a loss for the

                         U.S.A. FLORAL PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)

period ended September 30, 2000, 367 warrants were excluded from the weighted average shares outstanding - diluted calculation for the three months ended September 30, 2000 and 13 options and 355 warrants were excluded from the weighted average shares outstanding - diluted calculation for the nine months ended September 30, 2000 because inclusion of such shares in the calculation would have been anti-dilutive.


NOTE 6 - INVENTORY

    Inventory consists of the following finished goods:

                                     September 30,             December 31,
                                          2000                     1999
                                  ---------------------     --------------------
Hardgoods                                      $16,118                  $20,430
Hardgoods inventory allowance                    (513)                    (642)
                                  ---------------------     --------------------
Hardgoods, net of allowance                     15,605                  $19,788
Perishables                                      5,333                    4,781
                                  ---------------------     --------------------
                                               $20,938                  $24,569
                                  =====================     ====================


NOTE 7 - COMMITMENTS AND CONTINGENCIES

     The Company is involved in various legal proceedings that have arisen in the ordinary course of business. The Company does not believe that any of these proceedings will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Antidumping

     Beginning in 1986, the U.S. Department of Commerce (the "DOC") imposed an antidumping duty deposit ("ADD") on the importation of certain flowers (the "Antidumping Order") from Colombia. Such antidumping duty is subject to change based upon annual reviews of the flower growers' margins. On May 20, 1999, a settlement was reached whereby all open review periods through February 28, 1997 (periods 5, 6, 7, 9 and 10) were finalized at the cash deposit rate. That is, the Company does not owe any additional antidumping duties for those periods. On July 20, 1999, the DOC revoked the Antidumping Order on fresh cut flowers from Colombia retroactive to March 1, 1997, the beginning of period 11. Further, the DOC stated that, as a result of the retroactive revocation, the DOC has terminated its reviews of periods 11 and 12 and that the DOC intends to refund any ADD collected on or after March 1, 1997. Therefore, as a result of the final determinations by the DOC regarding open review periods and the DOC's retroactive revocation of the Antidumping Order, the Company released antidumping reserves aggregating $2.2 million as a reduction to cost of sales during the second quarter of 1999. Further, ADD refunds aggregating $1.9 million related to periods subsequent to March 1, 1997, were received during the first quarter of 2000 and were recorded as a reduction to cost of sales. Management believes that the majority of refunds related to periods subsequent to March 1, 1997, have been received at September 30, 2000.

                         U.S.A. FLORAL PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)


NOTE 8 - INTEGRATION AND RESTRUCTURING PLANS

March 2000 Restructuring Plan

     In the first quarter of 2000, the Company recorded a integration charge of approximately $10.2 million before income taxes. In connection with its decision to discontinue several strategic initiatives, close certain under-performing and unprofitable business locations and re-focus on its core business operations. The charge principally relates to severance payments, lease termination costs, write-down of information technology assets and write-down of property and equipment associated with the discontinuance of strategic initiatives and the write-down of assets, including property and equipment and goodwill related to the closure of one company and two branch locations. The closure of the unprofitable locations was substantially completed as of September 30, 2000. The balance of the restructuring plan is expected to be completed by year-end. The Company expects to reduce the number of employees by 85 or approximately 3% of the North American workforce.

The major components of the integration charge as originally estimated are as follows:

Severance and related costs                                        $1,869
Write-down of property and equipment                                1,932
Write-down of goodwill                                                710
Write-down of information technology assets                         4,215
Lease termination costs                                               228
Contract termination costs                                            980
Other costs                                                           221
                                                           ---------------
                                                                  $10,155
                                                           ===============

     At September 30, 2000, $3.9 million of the integration charge remained in accrued liabilities and 71 employees had been terminated. Management believes the remaining accrual will be sufficient to cover the remaining costs associated with the restructuring plan. A summary of the integration and restructuring activity is presented below:

Initial Balance                                                   $10,155
Restructuring activity:

          Severance and related costs                             (1,818)
          Non cash write-down of property and equipment           (1,428)
          Non cash write-down of goodwill                           (704)
          Non cash write-down of information
               technology assets                                    (115)
          Loss on sale of business unit excluding
               goodwill and property and equipment                  (676)
          Lease termination costs                                   (191)
          Contract termination costs                                (980)
          Other cash outflows                                       (379)
                                                           ---------------
Balance at September 30, 2000                                      $3,864
                                                           ===============


     During the quarter ended September 30, 2000 management performed an analysis of the remaining restructuring accrual and revised its original estimated cost to write-down information technology assets from $4.2 million to $3.5 million.

                         U.S.A. FLORAL PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)


Additionally, during the quarter ended September 30, 2000 management sold one of the operations it originally planned to close under the restructuring plan. The loss on sale of the business unit was $0.7 million more than the original estimated cost to close the unit.


NOTE 9 - GEOGRAPHIC REGION AND BUSINESS SEGMENT INFORMATION

     Segment information has been provided for each of the periods presented in the Company's Statement of Operations. The Company is organized primarily on a geographic basis with an International Division and a North American Division and secondarily based on the products and services that it offers. Each division has three segments: import/export, wholesale distribution and bouquet making and distribution. The import/export segment purchases flowers from farms located primarily in South America, Africa and Europe and sells them to wholesale and bouquet making and distribution companies. The wholesale distribution segment purchases perishable flowers and floral related hardgoods from growers, importer/exporters and brokers and sells them to retail florists and mass marketers. The bouquet making and distribution segment procures and produces fresh cut floral bouquets for distribution primarily to mass marketers, broadly defined as supermarkets and discount retailers. The Company's reportable divisions and segments are strategic business units that offer different floral related products and services. They are managed separately because each business division and segment requires different marketing and management strategies. The Company evaluates segment performance and allocates resources to business segments based primarily on gross margin and income from operations.

     The accounting policies of the segments are the same as those described in the Company's 1999 Annual Report on Form 10K. Segment data includes intersegment sales and transfers which the Company accounts for as if the sales or transfers were to third parties, that is, at current market prices.

The following tables present information about reported segments:


                                                             For the Nine Months            For the Three Months
Revenues - external customers                                Ended September 30,             Ended September 30,
                                                            2000            1999              2000          1999
-------------------------------------------------------------------------------------------------------------------
North American Division
      Import/Export                                        $129,883        $163,550          $26,964       $40,677
      Wholesale Distribution                                135,566         143,115           36,210        39,446
      Bouquet Making and Distribution                       124,669         131,257           29,353        33,634
-------------------------------------------------------------------------------------------------------------------
      Total North American Division                         390,118         437,922           92,527       113,757
-------------------------------------------------------------------------------------------------------------------
International Division
      Import/Export                                         146,503         168,962           43,041        51,487
      Wholesale Distribution                                 75,613          50,190           19,762        14,013
      Bouquet Making and Distribution                        45,137          42,712           10,095        10,145
-------------------------------------------------------------------------------------------------------------------
      Total International Division                          267,253         261,864           72,898        75,645
-------------------------------------------------------------------------------------------------------------------
Total of Reportable Segments
      Import/Export                                         276,386         332,512           70,005        92,164
      Wholesale Distribution                                211,179         193,305           55,972        53,459
      Bouquet Making and Distribution                       169,806         173,969           39,448        43,779
-------------------------------------------------------------------------------------------------------------------
      Total of Reportable Segments                         $657,371        $699,786         $165,425      $189,402
-------------------------------------------------------------------------------------------------------------------

                         U.S.A. FLORAL PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)

                                                             For the Nine Months            For the Three Months
Revenues - intercompany                                      Ended September 30,             Ended September 30,
                                                             2000           1999              2000           1999
---------------------------------------------------------------------------------------------------------------------
North American Division
      Import/Export                                          $29,253       $33,012           $6,075          $8,007
      Wholesale Distribution                                   2,586         2,235              697           1,315
      Bouquet Making and Distribution                         10,080         4,216            2,177           1,426
---------------------------------------------------------------------------------------------------------------------
      Total North American Division                           41,919        39,463            8,949          10,748
---------------------------------------------------------------------------------------------------------------------
International Division
      Import/Export                                           32,530        51,863           10,430          15,236
      Wholesale Distribution                                   4,476           101              957              33
      Bouquet Making and Distribution                            456           464               86             226
---------------------------------------------------------------------------------------------------------------------
      Total International Division                            37,462        52,428           11,473          15,495
---------------------------------------------------------------------------------------------------------------------
Total of Reportable Segments
      Import/Export                                           61,783        84,875           16,505          23,243
      Wholesale Distribution                                   7,062         2,336            1,654           1,348
      Bouquet Making and Distribution                         10,536         4,680            2,263           1,652
---------------------------------------------------------------------------------------------------------------------
      Total of Reportable Segments                           $79,381       $91,891          $20,422         $26,243
---------------------------------------------------------------------------------------------------------------------

                                                                 For the Nine Months            For the Three Months
Gross Margin                                                     Ended September 30,            Ended September 30,
                                                                 2000           1999              2000          1999
-----------------------------------------------------------------------------------------------------------------------
North American Division
      Import/Export                                             $38,087        $50,505           $6,672        $12,367
      Wholesale Distribution                                     42,032         45,004           11,281         12,526
      Bouquet Making and Distribution                            23,622         26,776            4,428          7,462
-----------------------------------------------------------------------------------------------------------------------
      Total North American Division                             103,741        122,285           22,381         32,355
-----------------------------------------------------------------------------------------------------------------------
International Division
      Import/Export                                              32,139         37,263           10,113         12,663
      Wholesale Distribution                                     16,463         13,130            4,600          3,829
      Bouquet Making and Distribution                             7,073          8,117            1,733          2,180
-----------------------------------------------------------------------------------------------------------------------
      Total International Division                               55,675         58,510           16,446         18,672
-----------------------------------------------------------------------------------------------------------------------
Total of Reportable Segments
      Import/Export                                              70,226         87,768           16,785         25,030
      Wholesale Distribution                                     58,495         58,134           15,881         16,355
      Bouquet Making and Distribution                            30,695         34,893            6,161          9,642
-----------------------------------------------------------------------------------------------------------------------
      Total of Reportable Segments                             $159,416       $180,795          $38,827        $51,027
-----------------------------------------------------------------------------------------------------------------------

                         U.S.A. FLORAL PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)


                                                                 For the Nine Months             For the Three Months
Depreciation and Amortization                                    Ended September 30,              Ended September 30,
                                                                 2000           1999              2000           1999
-----------------------------------------------------------------------------------------------------------------------
North American Division
      Import/Export                                              $3,005        $ 3,518            $  941        $1,183
      Wholesale Distribution                                      2,320          2,367               727           876
      Bouquet Making and Distribution                             1,491          1,762               482           646
-----------------------------------------------------------------------------------------------------------------------
      Total North American Division                               6,816          7,647             2,150         2,705
-----------------------------------------------------------------------------------------------------------------------
International Division
      Import/Export                                                 958          1,613               314           504
      Wholesale Distribution                                      1,475          1,258               441           351
      Bouquet Making and Distribution                               611            752               212           248
-----------------------------------------------------------------------------------------------------------------------
      Total International Division                                3,044          3,623               967         1,103
-----------------------------------------------------------------------------------------------------------------------
Total of Reportable Segments
      Import/Export                                               3,963          5,131             1,255         1,687
      Wholesale Distribution                                      3,795          3,625             1,168         1,227
      Bouquet Making and Distribution                             2,102          2,514               694           894
-----------------------------------------------------------------------------------------------------------------------
      Total of Reportable Segments                               $9,860        $11,270            $3,117        $3,808
-----------------------------------------------------------------------------------------------------------------------


                                                              For the Nine Months             For the Three Months
Integration Charge                                            Ended September 30,              Ended September 30,
                                                              2000           1999               2000           1999
-----------------------------------------------------------------------------------------------------------------------
North American Division
      Import/Export                                            $   30            $ -                $ -            $ -
      Wholesale Distribution                                    3,135             40                  -              -
      Bouquet Making and Distribution                              50              -                  -              -
-----------------------------------------------------------------------------------------------------------------------
      Total North American Division                             3,215             40                  -              -
-----------------------------------------------------------------------------------------------------------------------
International Division
      Import/Export                                                 -              -                  -              -
      Wholesale Distribution                                        -              -                  -              -
      Bouquet Making and Distribution                               -              -                  -              -
-----------------------------------------------------------------------------------------------------------------------
      Total International Division                                  -              -                  -              -
-----------------------------------------------------------------------------------------------------------------------
Total of Reportable Segments
      Import/Export                                                30              -                  -              -
      Wholesale Distribution                                    3,135             40                  -              -
      Bouquet Making and Distribution                              50              -                  -              -
-----------------------------------------------------------------------------------------------------------------------
      Total of Reportable Segments                             $3,215            $40                $ -            $ -
-----------------------------------------------------------------------------------------------------------------------

                         U.S.A. FLORAL PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)


                                                               For the Nine Months                For the Three Months
Income (loss) from Operations                                  Ended September 30,                Ended September 30,
                                                               2000            1999               2000           1999
-----------------------------------------------------------------------------------------------------------------------
North American Division
      Import/Export                                         $ (23,704)       $16,109           $ (31,788)      $1,036
      Wholesale Distribution                                  (48,694)         1,465             (48,762)      (1,763)
      Bouquet Making and Distribution                         (23,034)         1,992             (28,247)        (540)
-----------------------------------------------------------------------------------------------------------------------
      Total North American Division                           (95,432)        19,566            (108,797)      (1,267)
-----------------------------------------------------------------------------------------------------------------------
International Division
      Import/Export                                           (24,275)         2,717             (28,646)         901
      Wholesale Distribution                                  (20,396)           165             (21,656)        (332)
      Bouquet Making and Distribution                          (5,478)         1,322              (6,478)         140
-----------------------------------------------------------------------------------------------------------------------
      Total International Division                            (50,149)         4,204             (56,780)         709
-----------------------------------------------------------------------------------------------------------------------
Total of Reportable Segments
      Import/Export                                           (47,979)        18,826             (60,434)       1,937
      Wholesale Distribution                                  (69,090)         1,630             (70,418)      (2,095)
      Bouquet Making and Distribution                         (28,512)         3,314             (34,725)        (400)
-----------------------------------------------------------------------------------------------------------------------
      Total of Reportable Segments                          $(145,581)       $23,770           $(165,577)      $ (558)
-----------------------------------------------------------------------------------------------------------------------


Total Assets                                                         September 30, 2000              December 31, 1999
-----------------------------------------------------------------------------------------------------------------------
North American Division
      Import/Export                                                            $110,670                        $158,870
      Wholesale Distribution                                                     45,739                         102,306
      Bouquet Making and Distribution                                            39,540                          71,896
-----------------------------------------------------------------------------------------------------------------------
      Total North American Division                                             195,949                         333,072
-----------------------------------------------------------------------------------------------------------------------
International Division
      Import/Export                                                              47,373                          61,634
      Wholesale Distribution                                                     33,563                          17,431
      Bouquet Making and Distribution                                            10,338                          12,225
-----------------------------------------------------------------------------------------------------------------------
      Total International Division                                               91,274                          91,290
-----------------------------------------------------------------------------------------------------------------------
Total of Reportable Segments
      Import/Export                                                             158,043                         220,504
      Wholesale Distribution                                                     79,302                         119,737
      Bouquet Making and Distribution                                            49,878                          84,121
-----------------------------------------------------------------------------------------------------------------------
      Total of Reportable Segments                                             $287,223                        $424,362
-----------------------------------------------------------------------------------------------------------------------

                         U.S.A. FLORAL PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)


                                                                For the Nine Months                For the Three Months
Capital Expenditures                                            Ended September 30,                Ended September 30,
                                                                2000            1999               2000            1999
--------------------------------------------------------------------------------------------------------------------------
North American Division
      Import/Export                                            $1,288           $3,609           $   44            $1,477
      Wholesale Distribution                                      213            2,462              112               393
      Bouquet Making and Distribution                             584            1,233              355               379
--------------------------------------------------------------------------------------------------------------------------
      Total North American Division                             2,085            7,304              511             2,249
--------------------------------------------------------------------------------------------------------------------------
International Division
      Import/Export                                               737            1,152              324               216
      Wholesale Distribution                                      548               46               76                28
      Bouquet Making and Distribution                             336                -              104                 -
--------------------------------------------------------------------------------------------------------------------------
      Total International Division                              1,621            1,198              504               244
--------------------------------------------------------------------------------------------------------------------------
Total of Reportable Segments
      Import/Export                                             2,025            4,761              368             1,693
      Wholesale Distribution                                      761            2,508              188               421
      Bouquet Making and Distribution                             920            1,233              459               379
--------------------------------------------------------------------------------------------------------------------------
      Total of Reportable Segments                             $3,706           $8,502           $1,015            $2,493
--------------------------------------------------------------------------------------------------------------------------

A reconciliation of total segment income (loss) from operations to total consolidated income (loss) before income taxes is as follows:

                                                                For the Nine Months               For the Three Months
                                                                Ended September 30,               Ended September 30,
Income (loss) from Operations                                    2000           1999              2000            1999
-------------------------------------------------------------------------------------------------------------------------
Total segment income (loss) from operations                    $(145,581)     $ 23,770         $(165,577)      $  (558)
Interest income                                                      789         1,613               177           619
Interest expense                                                 (14,664)      (12,337)           (5,159)       (4,426)
Other income                                                         246           516               222           194
Gain (loss) on sale of business assets                            (3,124)            -               549             -
Unallocated information technology expenses                       (5,670)            -            (1,088)            -
Unallocated corporate S,G&A expenses                             (11,365)       (6,664)           (5,776)       (2,459)
Unallocated goodwill amortization                                   (973)       (1,337)             (370)         (371)
Unallocated restructuring charge                                  (6,940)            -                 -             -
-------------------------------------------------------------------------------------------------------------------------
Total consolidated income (loss)
    before income taxes                                        $(187,282)     $  5,561         $(177,022)      $(7,001)
-------------------------------------------------------------------------------------------------------------------------

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

                         U.S.A. FLORAL PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)


     A reconciliation of total segment assets to consolidated total assets is as follows:

                                                                         September 30,               December 31,
Total Assets                                                                 2000                        1999
---------------------------------------------------------------------------------------------------------------------
Total segment assets                                                           $287,223                    $424,362
Elimination of intercompany receivable                                          (12,832)                       (592)
Goodwill not allocated to segments                                                    -                      54,200
Other assets                                                                      8,638                       8,840
---------------------------------------------------------------------------------------------------------------------
Total consolidated assets                                                      $283,029                    $486,810
=====================================================================================================================

The following table presents revenues and long-lived assets information by geographic area. Sales are based on the country in which the sale originates (i.e., where the legal subsidiary is domiciled) and does not include intercompany sales.

                                                         For the Nine Months                 For the Three Months
Revenues                                                 Ended September 30,                  Ended September 30,
                                                        2000              1999                2000             1999
                                               ------------------------------------------------------------------------
United States                                          $387,351          $413,773           $107,600          $106,812
Germany                                                  72,259           103,516             18,783            43,331
Netherlands                                             116,716            82,465             29,749             7,628
Other foreign countries                                  81,045           100,032              9,293            31,631
                                               ------------------------------------------------------------------------
     Total                                             $657,371          $699,786           $165,425          $189,402
                                               ========================================================================

Long-lived Assets                                            September 30, 2000                   December 31, 1999
                                               ------------------------------------------------------------------------
United States                                                             $128,189                            $230,503
Germany                                                                     12,359                              72,734
Netherlands                                                                  6,712                               7,681
Other foreign countries                                                     12,031                              21,376
                                               ------------------------------------------------------------------------
     Total                                                                $159,291                            $332,294
                                               ========================================================================

NOTE 10 - INCOME TAXES

     The effective income tax rate is different than the statutory rate primarily due to the non-deductibility of certain goodwill amortization and valuation allowance placed on the current net operating losses. During the nine month period ended September 30, 2000, the Company recorded an income tax benefit of $2.4 million in the North American Division and an income tax provision of $1.1 million in the International Division. The income tax benefit in North America relates to certain net operating loss carrybacks that will be utilized in the next fiscal year. At September 30, 2000, the Company established a valuation allowance of $2.2 million for deferred income tax benefits related to the North American Division loss carryforwards that may not be realized.

                         U.S.A. FLORAL PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)

NOTE 11 - CREDIT FACILITY

     Effective October 2, 1998, the Company amended and restated its existing credit agreement with a syndicate of lenders for which Bankers Trust Company (the "Bank") serves as agent (the "Amended Credit Agreement"). Pursuant to the terms of the Amended Credit Agreement, the amount of the Company's revolving credit facilities was increased to $200 million, of which the sub-limit for permitted acquisitions is $180 million and the sub-limit for working capital purposes and letters of credit is $20 million. In addition, of the $200 million in revolving credit facilities, up to $15 million has been designated to be a revolving loan, which is available to certain foreign subsidiaries of USA Floral in either Deutsche Marks or Guilders. Further, a new $50 million Deutsche Mark denominated term loan was created as an additional source of borrowings in excess of the $200 million revolving credit facilities. Borrowings under the revolving credit facilities bear interest, at the Company's option, at (a) Bankers Trust Company's base rate plus an applicable margin of up to 1.25% or
(b) a Eurodollar rate plus an applicable margin of up to 2.50%. Borrowings under the term loan bear interest at the interbank rate for Deutsche Marks plus an applicable margin of up to 2.50%. The Company paid aggregate financing fees of approximately $3.9 million, which has been deferred and will be amortized over the term of the Amended Credit Agreement. In addition, a commitment fee of 0.50% will be charged on the unused portion of the revolving credit facilities on a quarterly basis. Both the revolving credit facilities and the term loan mature five years from the closing date. The installments of the term loan in the next four years are: 2000 - $2.5 million, 2001 - $12.5 million, 2002 - $20 million and 2003 - $15 million. At September 30, 2000, the aggregate outstanding indebtedness under both the revolving credit facilities and the term loan, including issued Letters of Credit, was approximately $199.6 million and the effective interest rate was approximately 9.25% on the revolving credit facility and approximately 7.0% on the term loan.

     Borrowings under the Amended Credit Agreement are collateralized by receivables, inventories, equipment and certain real property. Under the terms of the Amended Credit Agreement, the Company is required to maintain certain financial ratios and other financial and non-financial conditions. The Amended Credit Agreement prohibits the Company from incurring additional indebtedness, limits certain investments, advances or loans, and restricts substantial asset sales, capital expenditures and cash dividends.

     On March 24, 2000, the financial covenants, including the leverage ratio and consolidated interest coverage ratio, were amended under the Fourth Amendment and Waiver to the Credit Agreement ("Fourth Amendment"). Pursuant to the terms of the Fourth Amendment, the Company is required to achieve minimum EBITDA levels. The minimum EBITDA levels established in the Fourth Amendment are based upon the objectives set forth in the Company 2000 operating plan. Additionally, the Fourth Amendment limits the level of the Company's total outstanding borrowings to $224.0 million. As a result of the Fourth Amendment, the level of available total outstanding borrowings to the Company was reduced and the Company recorded a charge of $0.3 million in the first quarter 2000, representing a write-off of a prorata portion of the unamortized deferred financing fees related to the Amended Credit Agreement, which has been recorded as interest expense in the accompanying Consolidated Statement of Operations.

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

     At September 30, 2000, the Company was not in compliance with the applicable financial covenants, including the leverage ratio, of the Fourth Amendment. Pursuant to the terms of the Amended Credit Agreement, non-compliance with one or more financial covenants permits the Bank to exercise certain remedies, which include termination of the commitment and declaration that the principal balance and any accrued interest on all loans and obligations are immediately due and payable. Hence, the outstanding balance has been classified as a current liability at September 30, 2000. Rather than exercise these remedies, the Bank granted the Company a waiver letter through October 31, 2000. As part of such waiver, the Bank required that the Company engage a transaction advisor to prepare a written report for presentation to the Bank concerning a possible restructuring of the Company.

     The Company, with assistance from its advisors, developed a restructuring strategy which contemplates (i) the sale of the Company's International Division and North American wholesale distribution segment, and (ii) the focus by the Company on strengthening its import and bouquet operations in Miami, Florida and on the West Coast of the United States. The Bank, as part of a Fifth Amendment and Waiver to the Credit Agreement (the "Fifth Amendment") dated October 31, 2000, has endorsed the Company's restructuring strategy and amended the financial covenants. Pursuant to the terms of the Fifth Amendment, all financial covenants have been waived through December 31, 2000. Commencing January 1, 2001 the Company is required to achieve new monthly minimum EBITDA levels for each operating division through June 30, 2000. The monthly minimum EBITDA levels established in the Fifth Amendment are based upon historical results and the objectives set forth in the Company's 2001 operating plan. The Fifth Amendment allows the Company to utilize its credit facility to borrow funds at levels which coincide with the forecasted cash flow requirements of the Company through June 30, 2001 and limits the level of the Company's total outstanding borrowings to $224.0 million. Installment payments of the term loan due December 31, 2000, March 31, 2001 and June 30, 2001 in the aggregate amount of $5.5 million (12.6 million Deutsche Marks) have been postponed and are due in aggregate on July 1, 2001. Additionally, the Company has agreed that the proceeds realized by it from the sale of its International Division and North American wholesale distribution segment will be applied to reduce the amount of the outstanding loans from the Bank. The Company has retained a financial advisor to act on behalf of the Company during the sales process.

     The Company anticipates that after the sale of its International Division and North American wholesale distribution segment, the remaining indebtedness owed to the Bank will be in excess of the amount that the Company can service from cash flow of the Company's remaining business operations. As a result, the Company believes that in order for its restructuring plan to be successful, it will be necessary for the Bank to make significant amendments to the Amended Credit Agreement. There can be no assurances that any such amendment will be available on terms favorable to the Company. Inability of the Company to reach an agreement with the Bank on amendments or to arrange

                         U.S.A. FLORAL PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)


alternative financing could have a material adverse effect on the Company. If the current credit agreement is refinanced or the borrowed amount is declared by the Lenders to be payable on demand, the remaining unamortized deferred financing costs of $4.7 million will be adjusted in the period of refinancing or when the debt is declared payable.


NOTE 12 - COMPREHENSIVE INCOME (LOSS)

The table below presents the components of the Company's comprehensive income
(loss) for the three and nine month periods ended September 30, 2000 and 1999:

                                                           For the Nine Months               For the Three Months
                                                           Ended September 30,                Ended September 30,
                                                            2000            1999                2000            1999
                                                      --------------------------------------------------------------------
     Net income (loss)                                      $(185,933)          $268            $(176,092)       $(5,478)
     Foreign currency translation
       adjustment                                                   53           676                   610          (167)
                                                      ----------------- ------------- -- ------------------ --------------
     Comprehensive income (loss)                            $(185,880)          $944            $(175,482)       $(5,645)
                                                      ================= ============= == ================== ==============

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION

         Supplemental disclosure of cash flow information:

                                                                                      Nine months ended September 30,
                                                                                       2000                     1999
                                                                                    --------------------------------------
  Cash paid during the period for interest                                                $13,561                  $9,723
                                                                                          =======                  ======
  Cash paid during the period for income taxes                                             $2,382                  $4,500
                                                                                           ======                  ======

     During the nine months ended September 30, 2000 the Company issued warrants valued at $1,262 in consideration for the Fourth Amendment and Waiver to the Credit Agreement. The Company satisfied its obligations under certain earnout arrangements through aggregate cash payments of $150 and through the issuance of common stock in the aggregate amount of $1,261 during the nine months ended September 30, 2000.


NOTE 14 - FINANCIAL DERIVATIVE INSTRUMENTS

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

                         U.S.A. FLORAL PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)


NOTE 15 - SUBSEQUENT EVENT

     On November 3, 2000, the Company announced a strategic plan, approved by the Board of Directors and in connection with its request for waiver of certain loan covenants and amendment of the credit facility with the Bank, that will focus corporate resources on its North American import/export and bouquet making and distribution business segments. Under the terms of the plan, the Company has retained a financial advisor to effect the sale of its International Division and the Company's North American wholesale distribution business segment. The Company's intent is to divest of these operations as soon as possible.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 2000


Statement of Operations:                                     For the Three                    For the Three
(in thousands except per                                     Months ended                      Months ended
    share data)                                           September 30, 2000                September 30, 1999
                                                   ---------------------------------- -------------------------------
Net revenue                                                  $165,425         100.0%            $189,402      100.0%
Cost of sales                                                 126,598          76.5%             138,375       73.1%
                                                   ------------------- -------------- ------------------- -----------
Gross margin                                                   38,827          23.5%              51,027       26.9%
Selling, general and
   administrative expenses                                     53,281          32.2%              52,623       27.8%
Goodwill amortization                                           1,737           1.0%               1,792        0.9%
Integration charges                                                 -           0.0%                   -        0.0%
Impairment charge                                             156,620          94.7%                   -        0.0%
                                                   ------------------- -------------- ------------------- -----------
Loss from operations                                        (172,811)       (104.4)%             (3,388)      (1.8)%
Interest expense                                              (5,159)         (3.1)%             (4,426)      (2.3)%
Interest income                                                   177           0.1%                 619        0.3%
Other                                                             222           0.1%                 194        0.1%
Gain on sale of business assets                                   549           0.3%                   -        0.0%
                                                   ------------------- -------------- ------------------- -----------
Loss before income taxes and minority interest              (177,022)       (107.0)%             (7,001)      (3.7)%
Benefit from income taxes                                       (916)         (0.6)%             (1,514)      (0.8)%
                                                   ------------------- -------------- ------------------- -----------
Loss before minority interest                               (176,106)       (106.4)%             (5,487)      (2.9)%
Minority interest                                                  14           0.0%                   9        0.0%
                                                   ------------------- -------------- ------------------- -----------

Net Loss                                                   $(176,092)       (106.4)%            $(5,478)      (2.9)%
                                                   =================== ============== =================== ===========

Net loss per share:
  Basic and Diluted                                          $(10.69)                           $ (0.33)

Net loss before integration and
  impairment charges and sale
  of business assets:                                       $(20,021)                           $(5,478)
                                                   ===================                ===================

Net loss per share before
  integration and impairment
  charges and sale of business
  assets:

  Basic and Diluted                                           $(1.22)                           $ (0.33)

Shares used in computing net loss per share:
Basic                                                          16,472                             16,365
Diluted                                                        16,472                             16,643

Results of Operations
---------------------

Three months ended September 30, 2000 compared to three months ended September 30, 1999

Net Revenues. Net revenues for the quarter ended September 30, 2000 were $165.4 million. Revenues decreased from $189.4 million in the same quarter last year. Revenues for the North America Division were $92.5 million or 55.9% of the consolidated revenues and revenues for the International Division were $72.9 million, or 44.1%. Revenues for the International Division consisted primarily of revenues from Germany, the Netherlands, Italy and Japan. The Company experienced a decrease in revenues for the three months ended September 30, 2000 when compared to the same period in the prior year primarily due to the North American Division, which experienced a decline in revenues of approximately $21.2 million or 18.6% to $92.5 million. Revenues for the import segment of the North American Division decreased $13.7 million or 33.7% to $27.0 million for the three months ended September 30, 2000. The decline in revenues can be attributable to the following: increased competition, a continuing trend of growers selling directly to wholesalers and increased level of sales personnel turnover. The Company is in the process of establishing a national accounts program with designated account managers to enhance revenues in future periods and hiring new sales personnel to improve revenues. The International Division revenues decreased to $72.9 million for the quarter ended September 30, 2000 from $75.6 million during the comparable quarter last year. The Company derives over 40% of its revenue internationally, primarily from Europe, and management estimates that the stronger U.S. dollar versus the Euro negatively impacted reported revenues by approximately 15% during the third quarter of 2000. On a currency adjusted basis the International Division revenues increased approximately 10% for the quarter primarily as a result of strong export sales and increased bouquet sales to the mass markets.

     Gross Margin. Gross margins for the three months ended September 30, 2000 and 1999 were $38.8 and $51.0 million, respectively. Gross margin as a percentage of net revenue was 23.5%, for the three months ended September 30, 2000 and 26.9% for the three months ended September 30, 1999. The North American Division gross margin was 24.2% for the three months ended September 30, 2000 and 28.4% for the three months ended September 30, 1999. The decline in gross margin was the result of increases in grower credits at the North American import segment and increased pricing pressure in the bouquet operations from mass market customers which is expected to continue in the foreseeable future. The International Division's gross margin was 22.6% for the three months ended September 30, 2000 and 24.7% for the three months ended September 30, 1999. The decline in gross margin as a percentage of revenues in the International Division is due primarily to firmer flower pricing at the Dutch auctions and higher labor costs associated with bouquet manufacturing during the three months ended September 30, 2000.

     Selling, General and Administrative. Selling, general and administrative expenses were $53.3 million in the three months ended September 30, 2000, or 32.2% of net revenues, and $52.6 million, or 27.8% of net revenues, in the three months ended September 30, 1999. The increase in selling, general and administrative expenses for the three months ended September 30, 2000 is the result of an increase in the Company's allowance for bad debt of approximately $2.5 million and professional fees associated with the development of the strategic plan to focus corporate resources on its North American import/export and bouquet making distribution business segments.

     Impairment Charge. A one-time impairment charge of $156.6 million was recorded in the three-month period ended September 30, 2000. Management began an evaluation of all Company operations in August 2000 as a result of the continued poor performance of the Company. As a result of this evaluation, on November 3, 2000, the Company announced a strategic plan, approved by the Board of Directors, that will focus corporate resources on its North American import/export and bouquet making and distribution business segments. Under the terms of the plan, the Company has retained a financial advisor to effect the sale of its International Division and its North American wholesale distribution business segment as soon as possible.

     Due to the significance of the changes above and the decision to divest of the Company's International Division and its North American wholesale distribution business segment, management performed an evaluation of the recoverability of all the assets of the Company as proscribed in SFAS No. 121, including an independent valuation analysis. Management concluded from the results of this evaluation that a significant impairment of goodwill had occurred. An impairment charge totaling $156.6 million was recorded for certain business units because the respective estimated fair values were less than the respective carrying value of the long-lived assets. Considerable management judgement is necessary to estimate fair value. Accordingly, actual results could vary significantly from management's estimates.

     Loss from operations. For the reasons discussed above, loss from operations was $172.8 million, or (104.4)% of net revenues, for the three months ended September 30, 2000 as compared to $3.4 million, or (1.8)% of net revenues, for the three months ended September 30, 1999.

     Interest expense. For the three months ended September 30, 2000, interest expense was approximately $5.2 million as compared to $4.4 million for the three months ended September 30, 1999, an increase of $0.8 million due to higher interest rates and an increase in the amortization of deferred financing fees. The Company's average borrowing rate for the three month period ended September 30, 2000 and 1999 was 10.4% and 9.2%, respectively, based on the Company's weighted average outstanding debt balance.

     Gain on sale of business assets. On June 30, 2000, the Company executed a definite sales agreement to sell the assets and liabilities of its Alpine Gem subsidiary. Management determined that the Alpine Gem subsidiary no longer fit with the strategic direction of USA Floral. As a result of the sale, the Company incurred a loss on sale of approximately $3.7 million, primarily related to the goodwill balance. During the quarter ended September 30, 2000 a credit of $549 was recorded due to the finalization of the sale of Alpine Gem.

     Provision for income taxes. The benefit from income taxes was a $0.9 million for the three months ended September 30, 2000 on a pre-tax loss of $177.0 million compared to $1.5 million for the three months ended September 30, 1999 on a pre-tax loss of $7.0 million. During the three month period ended September 30, 2000, the Company recorded an income tax benefit of $0.5 million in the North American Division and an income tax benefit of $0.4 million in the International Division. The income tax benefit in North America relates to certain net operating loss carrybacks which are expected be utilized in the next fiscal year. At September 30, 2000, the Company established a valuation allowance of $2.2 million for deferred income tax benefits related to the North American Division loss carryforwards that may not be realized. The 2000 and 1999 effective income tax rates are different than the statutory rate primarily due to the non-deductibility of certain goodwill amortization and the valuation allowance placed on current net operating losses.

     Net loss. As a result of the factors discussed above, the Company had a net loss of $176.1 million for the three months ended September 30, 2000, or $(10.69) per basic and diluted share. The Company had net loss of $5.5 million for the three months ended September 30, 1999, or $(0.33) per basic and diluted share. Before the integration and impairment charges and sale of business assets, the Company had a net loss of $20.0 million for the three months ended September 30, 2000, or $(1.22) per basic and diluted share.

Nine months ended September 30, 2000
------------------------------------


Statement of Operations:                                      For the Nine                    For the Nine
(in thousands except per                                      Months ended                    Months ended
    share data)                                            September 30, 2000              September 30, 1999
                                                    --------------------------------- ------------------------------
Net revenue                                                  $657,371         100.0%           $699,786      100.0%
Cost of sales                                                 497,955          75.8%            518,991       74.2%
                                                    ------------------ -------------- ------------------ -----------
Gross margin                                                  159,416          24.2%            180,795       25.8%
Selling, general and
   Administrative expenses                                    157,909          24.0%            159,687       22.8%
Goodwill amortization                                           5,261           0.8%              5,299        0.7%
Integration charges                                            10,155           1.5%                 40        0.0%
Impairment charge                                             156,620          23.8%                  -        0.0%
                                                    ------------------ -------------- ------------------ -----------
Income (loss) from operations                               (170,529)        (25.9)%             15,769        2.3%
Interest expense                                             (14,664)         (2.2)%           (12,337)      (1.8)%
Interest income                                                   789           0.1%              1,613        0.2%
Other                                                             246           0.0%                516        0.1%
Loss on sale of business assets                               (3,124)         (0.5)%                  -          0%
                                                    ------------------ -------------- ------------------ -----------
Income (loss) before income taxes and minority
    interest                                                (187,282)        (28.5)%              5,561        0.8%
Provision for (benefit from) income taxes                     (1,358)         (0.2)%              5,305        0.8%
                                                    ------------------ -------------- ------------------ -----------
Income (loss) before minority interest                      (185,924)        (28.3)%                256        0.0%
Minority interest                                                 (9)         (0.0)%                 12        0.0%
                                                    ------------------ -------------- ------------------ -----------

Net income (loss)                                          $(185,933)        (28.3)%               $268        0.0%
                                                    ================== ============== ================== ===========

Net income (loss) per share:
Basic                                                        $(11.30)                             $0.02
Diluted                                                      $(11.30)                             $0.02

Net income (loss) before
  integration and impairment
  charges and sale of business
  assets:                                                   $(16,034)                              $308
                                                    ==================                ==================

Net income (loss) per share
  before  integration and
  impairment charges and sale
  of business assets:
Basic                                                         $(0.97)                             $0.02
Diluted                                                       $(0.97)                             $0.02

Shares used in computing
  net income (loss) per share:
Basic                                                          16,457                            16,331
Diluted                                                        16,457                            16,545

Results of Operations
---------------------

Nine months ended September 30, 2000 compared to nine months ended September 30, 1999

     Net Revenues. Net revenues for the nine months ended September 30, 2000 were $657.4 million. Revenues decreased from $699.8 million in the same period last year. Revenues for the North American Division were $390.1 million, or 59.3% of the consolidated revenues and revenues for the International Division were $267.3 million, or 40.7%. In 1999, 62.6% of revenues were generated by the North American Division and 37.4% were generated by the International Division. The North American Division experienced a decline in revenues of approximately $47.8 million or 10.9% to $390.1 million. Revenues for the North American import segment decreased $33.7 million or 20.6% to $129.9 million for the nine months ended September 30, 2000 when compared to the first nine months of 1999. The decline in revenues can be attributable to the following: increased competition, a continuing trend of growers selling directly to wholesalers and increased level of sales personnel turnover. The Company is in the process of establishing a national accounts program with designated account managers to enhance revenues in future periods and hiring new sales personnel to improve revenues. The International Division revenues increased to $267.3 million for the nine months ended September 30, 2000 from $261.9 million as a result of firmer flower pricing at the Dutch auction. Revenues for the International Division consisted primarily of revenues from Germany, the Netherlands, Italy and Japan. The Company derives over 40% of its revenue internationally, primarily from Europe, and management estimates that the stronger U.S. dollar versus the Euro negatively impacted reported revenues by approximately 13.5% during the nine month period ended September 30, 2000. On a currency adjusted basis the International Division revenues increased approximately 15% for the nine-month period ended September 30, 2000.

     Gross Margin. Gross margins for the nine months ended September 30, 2000 and 1999 were $159.4 million and $180.8 million. Gross margin as a percentage of net revenue was 24.2% (including the effect of the anti-dumping deposit refunds) and 25.8% (including the effect of the final determination of antidumping duties) for the nine months ended September 30, 2000 and September 30, 1999, respectively. Included in the gross margin for September 30, 1999 was approximately $2.2 million from the final determination of antidumping duties. Beginning in 1986, the U.S. Department of Commerce (the "DOC") imposed an antidumping duty deposit ("ADD") on the importation of certain flowers (the "Antidumping Order") from Colombia. As a result of the final determinations by the DOC regarding open review periods and the DOC's retroactive revocation of the Antidumping Order, the Company released approximately $2.2 million in antidumping reserves at September 30, 1999. The release of the reserves was recorded as a reduction of cost of sales in the three-month period ended September 30, 1999. ADD refunds aggregating $1.9 million related to periods subsequent to March 1, 1997, were received during the first quarter of 2000 and were recorded as a reduction to cost of sales. The North American Division gross margin was 26.6% for the nine months ended September 30, 2000 and 27.9% for the nine months ended September 30, 1999. The International Division's gross margin was 20.8% for the nine months ended September 30, 2000 and 22.3% for the nine months ended September 30, 1999. The decline in gross margin as a percentage of revenues in the International Division is due primarily to firmer flower pricing at the Dutch auctions and increase cost of labor in bouquet manufacturing during the nine months ended September 30, 2000.

     Selling, General and Administrative. Selling, general and administrative expenses were $157.9 million in the nine months ended September 30, 2000, or 24.0% of net revenues and $159.7 million in the nine months ended September 30, 1999, or 22.8% of net revenues. The decrease in selling, general and administrative expenses for the nine months ended September 30, 2000 is the primary result of integration and consolidation of operations and a reduction in sales volume. The Company continues to integrate all its Miami-based import companies into one facility to improve efficiencies and eliminate redundancies. The decrease in selling, general and administrative expenses is offset by an increase in the Company's allowance for bad debt of approximately $2.5 million and professional fees associated with the development of a strategic plan to focus corporate resources on its North American import/export and bouquet making distribution business segments.

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

     In the first quarter of 2000, the Company recorded a restructuring charge of approximately $10.2 million before income taxes in connection with its decision to discontinue several strategic initiatives, close certain under-performing and unprofitable business locations and re-focus on the core business operations. The charge principally relates to severance payments, lease termination costs, the write-down of information technology assets and the write-down of property and equipment associated with the discontinuance of strategic initiatives and the write-down of assets, including property and equipment and goodwill related to the closure of one company and two branch locations. The closure of the unprofitable locations were substantially completed as of September 30, 2000. The balance of the restructuring plan is expected to be completed by year-end.

     Impairment Charge. A one-time impairment charge of $156.6 million was recorded in the three-month period ended September 30, 2000. Management began an evaluation of all Company operations in August 2000 as a result of the continued poor performance of the Company. As a result of this evaluation, on November 3, 2000, the Company announced a strategic plan, approved by the Board of Directors, that will focus corporate resources on its North American import/export and bouquet making and distribution business segments. Under the terms of the plan, the Company has retained a financial advisor to effect the sale of its International Division and its North American wholesale distribution business segment as soon as possible.

     Due to the significance of the changes above and the decision to divest of the Company's International Division and North American wholesale distribution business segment, management performed an evaluation of the recoverability of all the assets of the Company as proscribed in SFAS No. 121, including an independent valuation analysis. Management concluded from the results of this evaluation that a significant impairment of goodwill had occurred. An impairment charge totaling $156.6 million was recorded for certain business units because the respective estimated fair values were less than the respective carrying value of the long-lived assets. Considerable management judgement is necessary to estimate fair value. Accordingly, actual results could vary significantly from management's estimates.

     Income (loss) from operations. For the reasons discussed above, income
(loss) from operations was $(170.5) million, or (25.9)% of net revenues, for the nine months ended September 30, 2000 and $15.8 million, or 2.3% of net revenues, for the nine months ended September 30, 1999.

     Interest expense. For the nine months ended September 30, 2000, interest expense was approximately $14.7 million as compared to $12.3 million for the nine months ended September 30, 1999, an increase of $2.4 million due to higher interest rates and increase in the amortization of deferred financing fees. Interest expense for the nine months ended September 30, 2000 includes a charge of approximately $0.3 million related to the write-off of deferred financing fees related to the amendment limits on the level of the Company's total outstanding borrowings. The Company's average borrowing rate for the nine month period ended September 30, 2000 and 1999 was 9.7% and 8.3%, respectively, based on the Company's weighted average outstanding debt balance.

     Loss on sale of business assets. On June 30, 2000, the Company executed a definite sales agreement to sell the assets and liabilities of its Alpine Gem subsidiary. Management determined that the Alpine Gem subsidiary no longer fit with the strategic direction of USA Floral. As a result of the sale, the Company incurred a loss on sale of approximately $3.7 million, primarily related to the goodwill balance. During the quarter ended September 30, 2000 a credit of $549 was recorded due to the finalization of the sale of Alpine Gem.

     Provision for income taxes. The benefit from income taxes was a $1.4 million for the nine months ended September 30, 2000 on a pre-tax loss of $187.3 million compared to $5.3 million in income tax expense for the nine months ended September 30, 1999 on a pre-tax income of $5.6 million for the period. During the nine month period ended September 30, 2000, the Company recorded an income tax benefit of $2.5 million in the North American Division and an income tax provision of $1.1 million in the International Division. The income tax benefit in North America relates to certain net operating loss carrybacks which are expected to be utilized in the next fiscal year. At September 30, 2000, the Company established a valuation allowance of $2.2 million for deferred income tax benefits related to the North American Division loss carryforwards that may not be realized. The 2000 and 1999 effective income tax rates are different than the statutory rate primarily due to the non-deductibility of certain goodwill amortization and valuation allowances placed on current net operating losses.

     Net income (loss). As a result of the factors discussed above, the Company had a net loss of $185.9 million for the nine months ended September 30, 2000, or $(11.30) per basic and diluted share. The Company had net income of $0.27 million for the nine months ended September 30, 1999, or $0.02 per basic and diluted share. Before the integration and impairment charges and loss on sale of business assets the Company had a net loss of $16.0 million for the nine months ended September 30, 2000, or $(0.97) per basic and diluted share.

Liquidity and Capital Resources
------------------------------

     Historical. Historically, the Company's primary sources of liquidity have been cash from operations and borrowings under our credit facility. The Company's principal uses of liquidity have been to provide working capital, to meet debt service requirements and finance the Company's strategic plans. For fiscal 1999, quarterly net revenues as a percentage of total revenues were approximately 29%, 26%, 21%, and 24%, respectively, for the first through fourth quarters of the fiscal year. The Company's need for cash has historically been greater in its first and second quarters when cash generated from operating activities coupled with draw-downs from bank lines have been invested in receivables and to a lesser extent inventories. The Company experiences higher levels of sales in the first two quarters of the year due to the traditional flower giving holidays, such as Valentine's Day in February and Mother's Day in May. For the nine months ended September 30, 2000 the Company used $4.0 million in proceeds from operating activities and $1.0 million in proceeds from the sale of business assets to invest $3.9 million in capital expenditures and fund working capital for operating activities.

     In the nine months ended September 30, 2000, operating activities provided $4.0 million of net cash compared to $3.4 million of cash used in operations in the same period last year. The increase in cash provided by operations is principally attributable to improved management of accounts receivable balances. The Company's days outstanding in accounts receivable improved to 34 days at September 30, 2000 from 38 days at September 30, 1999.

     Our capital expenditures for the nine months ended September 30, 2000 were approximately $3.9 million. These capital expenditures were primarily for vehicles, machinery, office equipment, computer equipment and software, building additions, and facility upgrades. Although we currently do not have any commitments to make significant capital expenditures, we expect to expend approximately $6.0 million for capital expenditures in the next twelve months in the normal course of business.

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

     On March 24, 2000, the financial covenants, including the leverage ratio and consolidated interest coverage ratio, were amended under the Fourth Amendment and Waiver to the Credit Agreement ("Fourth Amendment"). Pursuant to the terms of the Fourth Amendment, the Company is required to achieve minimum EBITDA levels. The minimum EBITDA levels established in the Fourth Amendment are based upon the objectives set forth in the Company 2000 operating plan and require that the Company's achieve the following EBITDA levels in fiscal year 2000; Q1 - $11.5 million, Q2 - $12.75 million, Q3 - $1.25 million, and Q4 - $8.0 million. Additionally, the Fourth Amendment limits the level of the Company's total outstanding borrowings to $224.0 million and at September 30, 2000, the aggregate outstanding borrowings were approximately $199.6 million. As a result of the Fourth Amendment limits on the level of the Company's total outstanding borrowings, approximately $0.3 million of the financing fees deferred and amortized in October 1998 were written off and recorded as interest expense during the first quarter of 2000. In consideration for the Fourth Amendment, the Company agreed to pay a financing fee of $1.75 million on March 31, 2001 and issue approximately 865 warrants to purchase common stock of the Company at an exercise price of $0.25 per share. The warrants issued are exercisable anytime after March 31, 2001 and expire March 31, 2010. Both the financing fee and the fair value of the warrants issued have been deferred and will be amortized over the remaining term of the Amended Credit Agreement.

     At September 30, 2000, the Company was not in compliance with the applicable financial covenants, including the leverage ratio, of the Fourth Amendment. Pursuant to the terms of the Amended Credit Agreement, non-compliance with one or more financial covenants permits the Bank to exercise certain remedies, which include termination of the commitment and declaration that the principal balance and any accrued interest on all loans and obligations are immediately due and payable. Hence, the outstanding balance has been classified as a current liability at September 30, 2000. Rather than exercise these remedies, the Bank granted the Company a waiver letter through October 31, 2000. As part of such waiver, the Bank required that the Company engage a transaction advisor to prepare a written report for presentation to the Bank concerning a possible restructuring of the Company.

     The Company, with assistance from its advisors, developed a restructuring strategy which contemplates (i) the sale of the Company's International Division and North American wholesale distribution segment, and (ii) the focus by the Company on strengthening its import and bouquet operations in Miami, Florida and on the West Coast of the United States. The Bank, as part of a Fifth Amendment and Waiver to the Credit Agreement (the "Fifth Amendment") dated October 31, 2000, has endorsed the Company's restructuring strategy and amended the financial covenants. Pursuant to the terms of the Fifth Amendment, all financial covenants have been waived through December 31, 2000. Commencing January 1, 2001 the Company is required to achieve new monthly minimum EBITDA levels for each operating division through June 30, 2000. The monthly minimum EBITDA levels established in the Fifth Amendment are based upon historical results and the objectives set forth in the

Company's 2001 operating plan. The Fifth Amendment allows the Company to utilize its credit facility to borrow funds at levels which coincide with the forecasted cash flow requirements of the Company through June 30, 2001 and limits the level of the Company's total outstanding borrowings to $224.0 million. Installment payments of the term loan due December 31, 2000, March 31, 2001 and June 30, 2001 in the aggregate amount of $5.5 million (12.6 million Deutsche Marks) have been postponed and are due in aggregate on July 1, 2001. Additionally, the Company has agreed that the proceeds realized by it from the sale of its International Division and North American wholesale distribution segment will be applied to reduce the amount of the outstanding loans from the Bank. The Company has retained a financial advisor to act on behalf of the Company during the sales process.

     The Company anticipates that after the sale of its International Division and North American wholesale distribution segment, the remaining indebtedness owed to the Bank will be in excess of the amount that the Company can service from cash flow of the Company's remaining business operations. As a result, the Company believes that in order for its restructuring plan to be successful, it will be necessary for the Bank to make significant amendments to the Amended Credit Agreement. There can be no assurances that any such amendment will be available on terms favorable to the Company. Inability of the Company to reach an agreement with the Bank on amendments or to arrange alternative financing could have a material adverse effect on the Company. If the current credit agreement is refinanced or the borrowed amount is declared by the Lenders to be payable on demand, the remaining unamortized deferred financing costs of $4.7 million will be adjusted in the period of refinancing or when the debt is declared payable.

     Other. Effective August 29, 2000 USA Floral's common stock was moved to the OTC Bulletin Board. This is a result of the Company's ineligibility to remain listed on the SmallCap Market due to its non-compliance with the net tangible asset/market capitalization/net income requirement for continued listing on the Nasdaq SmallCap Market. The Company continues to trade under the symbol ROSI.


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

                                        U.S.A. FLORAL PRODUCTS, INC.

Date: November 17, 2000                   By:/s/ Michael W. Broomfield
                                        ------------------------------------
                                          Michael W. Broomfield
                                          Chief Executive Officer

                                          By: /s/ G. Andrew Cooke
                                        ------------------------------------
                                          G. Andrew Cooke
                                          Chief Financial Officer